Form 10QSB
COMPULOAN ORIGINATIONS INC
filed 1996-05-20
CIK 785969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1996

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

               Commission File Number   33-2248-FW

                   COMPULOAN ORIGINATIONS, INC.
(Exact name of small business issuer as specified in its charter)

       Delaware                                               75-2072205
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

  1935 East Vine Street, Suite 400, Salt Lake City, Utah  84121
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 278-9944

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding as of May10, 1996

Common Stock, $.0001 par value                                7,079,659

      TABLE OF CONTENTS



Heading                                               Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .             1

     Consolidated Balance Sheets -- March 31, 1996 and December 31, 1995 . . . 2

     Consolidated Statements of Operations -- three months ended March 31, 1996 and from inception on January 24, 1995 through March 31, 1995 . . . . . . 4

     Consolidated Statement of Stockholders' Equity (Deficit). . . . . . . . . 5

     Consolidated Statements of Cash Flows -- three months ended March 31, 1996 and from inception on January 24, 1995 through March 31, 1995 . . . . . . 6

     Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis and Results of Operations . . .12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . . . . . . . .14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .14

Item 4.   Submission of Matters to a Vote of Securities Holders. . . . . . . .14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                   PART I

Item 1.  Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended March 31, 1996, have been prepared by Compuloan Originations, Inc. (the "Company").











                   COMPULOAN ORIGINATIONS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 1996 and December 31, 1995


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
                   Consolidated Balance Sheets

                              ASSETS

                                                               March 31,        December 31,
                                                                  1996             1995
                                                              (Unaudited)
CURRENT ASSETS

  Cash (except escrows) (Note 2)                             $   1,944         $  82,845
  Accounts receivable                                            5,207              -
  Pre-paid expenses                                                532             1,063

      Total Current Assets                                       7,683            83,908

NON-CURRENT ASSETS

  Pre-paid interest                                            388,575           444,086
  Note receivable - related party, net of
   allowance for bad debts of $49,900 (Note 5)                 149,700           149,700
  Goodwill, net of accumulated amortization (Note 4)            60,000            64,000
  Property and equipment, net of accumulated
   depreciation (Note 3)                                       128,710           134,917
  Organization costs, net of accumulated
   amortization (Note 4)                                        15,110            16,034
  Deposits                                                      12,054            12,054
     Total Non-Current Assets                                  754,149           820,791

      TOTAL ASSETS                                           $ 761,832         $ 904,699

                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           March 31,            December 31,
                                                              1996                  1995
                                                          (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                       $   315,638          $   136,206
  Accrued expenses                                           271,624              192,937
  Royalty payable (Note 9)                                   359,621              314,410
  Notes payable (Note 6)                                     100,000              150,000
  Notes payable - related parties (Note 7)                   250,065              147,000

      Total Current Liabilities                            1,296,948              940,553

LONG-TERM LIABILITIES

  Royalty payable (Note 9)                                   325,000              352,083

      TOTAL LIABILITIES                                    1,621,948            1,292,636

COMMITMENTS AND CONTINGENCIES (Note 9)                          -                    -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 10,000,000 shares
    authorized of $0.0001 par value, 7,049,659
    and 6,689,659 shares issued and
    outstanding, respectively                                    705                  669
  Additional paid-in capital                               1,496,310            1,316,346
  Accumulated deficit                                     (2,357,131)          (1,704,952)

      Total Stockholders' Equity (Deficit)                  (860,116)            (387,937)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)                    $   761,832          $   904,699

                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
              Consolidated Statements of Operations


                                                                  From Inception
                                          For the Three           on January 24,
                                           Months Ended             1995 through
                                             March 31,                March 31,
                                               1996                     1995
                                            (Unaudited)             (Unaudited)
REVENUES

  Commissions                             $   116,067               $   29,252
  Fees                                         23,383                     -
  Interest income                                 125                     -

     Total Revenue                            139,575                   29,252

EXPENSES

  Salaries and related taxes                  395,560                   72,806
  Rent                                         69,327                   12,761
  Legal and accounting                         33,752                    1,000
  Advertising and promotion                    35,610                   14,145
  Depreciation and amortizatio                 73,427                    7,363
  Commissions                                   2,520                     -
  Royalties                                    18,128                     -
  Loan costs                                    1,398                    1,313
  Travel                                       59,452                    4,358
  Insurance                                    23,455                    1,666
  Maintenance and repairs                       4,230                    1,880
  Supplies                                      9,498                      292
  Telephone and utilities                      29,636                    3,507
  Dues and licenses                            11,313                     -
  Shipping                                     10,772                      776
  Interest                                      8,251                      272
  Other operating expenses                      5,425                      759

     Total Expenses                           791,754                  122,898

     NET INCOME (LOSS)                    $  (652,179)             $   (93,646)

     NET LOSS PER SHARE                   $     (1.23)             $     (0.00)


                      COMPULOAN ORIGINATIONS, INC.
              (Formerly Intellichip Holdings Corporation)
        Consolidated Statement of Stockholders' Equity (Deficit)

                                                                         Additional
                                             Common Stock                  Paid-In         Accumulated
                                         Shares         Amount             Capital           Deficit

Balances, January 24, 1995                  -           $  -               $  -              $  -

Acquisition of A+ Mortgage                  -              -                11,058              -

Issuance of shares to acquire
 CompuLoan Originations, Inc.          5,150,000            515            324,485              -

Liabilities paid by officer prior
 to acquisition of CompuLoan
 Originations, Inc.                         -              -                 3,557              -

Acquisition of Intellichip, Inc.         249,459             25               (125)             -

Common stock issued for cash           1,165,200            117            715,283              -

Additional paid-in capital for
 territorial rights                         -              -               199,600              -

Common stock issued for
 consulting services                     125,000             12             62,488              -

Net loss for the year ended
 December 31, 1995                          -              -                  -           (1,704,952)

Balances, December 31, 1995            6,689,659            669          1,316,346        (1,704,952)

Common stock issued for cash             200,000             20             99,980              -

Common stock issued for cash              50,000              5             24,995              -

Common stock issued for cash             110,000             11             54,989              -

Net loss for the three months
  ended March 31, 1996                      -              -                  -             (652,179)

Balances, March 31, 1996 (Unaudited)   7,049,659         $  705        $ 1,496,310     $  (2,357,131)

                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
              Consolidated Statements of Cash Flows

                                                                                From Inception
                                                        For the Three           on January 24,
                                                        Months Ended             1995 through
                                                          March 31,                March 31,
                                                            1996                     1995
                                                         (Unaudited)              (Unaudited)
Cash Flows From Operating Activities:

 Income (loss) from operations                          $  (652,179)              $  (93,646)
   Depreciation and amortization                             17,916                    7,363
 Changes in operating assets and liabilities:
   (Increase) decrease in pre-paid expenses                     531                   (6,532)
   (Increase) decrease in deposits                             -                      (9,675)
   (Increase) decrease in other assets                       55,511                     -
   (Increase) decrease in accounts receivable                (5,207)                  (2,593)
   (Decrease) increase  in accounts payable                 179,432                    3,280
   (Decrease) increase in accrued expenses                   96,815                   37,212

      Net Cash (Used) by Operating Activities              (307,181)                 (64,591)

Cash Flows from Investing Activities:

   Purchases of fixed assets                                 (6,785)                 (75,373)
   Organizational costs                                        -                     (18,497)

      Net Cash (Used) by Investing Activities                (6,785)                 (93,870)

Cash Flows from Financing Activities:

   Paid in capital at inception                                -                     272,512
   Issuance of common stock                                 180,000                     -
   Issuance of notes payable                                108,000                   50,000
   Principal payments on notes payable                      (54,935)                    -

       Net Cash Provided by Financing Activities            233,065                  322,512

Net Increase (Decrease) in Cash and Cash Equivalents        (80,901)                 164,051


Cash and Cash Equivalents at Beginning of Period             82,845                     -

Cash and Cash Equivalents at End of Period              $     1,944              $   164,051

                    COMPULOAN ORIGINATIONS, INC.
            (Formerly Intellichip Holdings Corporation)
           Notes to the Consolidated Financial Statements
                March 31, 1996 and December 31, 1995

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

      The consolidated financial statements presented are those of CompuLoan Originations, Inc. (Originations). Originations was incorporated in April of 1995 under the laws of the State of Utah. Originations owns CompuLoan Financial Services Group, L.L.C. (Financial Services), which was incorporated under the laws of the State of Utah on January 24, 1995. These two companies were organized to conduct and promote the service of providing commercial and residential mortgages, and to develop, own and operate computer loan origination systems.

      On October 20, 1995, Intellichip Holdings Corporation (Intellichip) and CompuLoan Originations, Inc. completed a stock purchase agreement whereby Intellichip issued 5,150,000 shares of its common stock in exchange for all of the outstanding common stock of Originations. Pursuant to this reorganization, the name of Intellichip was changed to CompuLoan Originations, Inc.

      Since the shareholders of Originations control the Company, the acqui-sition was accounted for as a reorganization by Originations.

      The accompanying consolidated financial statements include the accounts of Originations from January 24, 1995, the date of the formation of Financial Services, through December 31, 1995. Collectively, Originations and Financial Services are referred to herein as "the Company".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Accounting Method

      The Company's financial statements are prepared using the accrual basis of accounting. The Company has elected a calendar year end.

      b. Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had $18,235 and $8,849 of client funds held in escrow at March 31, 1996
      and December 31, 1995, respectively.   Also, the company had a certificate
      of deposit in the amount of $50,000 at December 31, 1995 which collater-alized a note payable with a financial institution (See Note 6).

      c. Loss Per Share

      The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

      d. Income Taxes

      At March 31, 1996 and December 31, 1995, the Company had net operating loss carryforwards of approximately $2,400,000 and $1,700,000, respec-tively, that may be offset against future taxable income through 2010. Because the Company cannot reasonably estimate the future benefit of this carryforward, no deferred tax asset has been reported.


                    COMPULOAN ORIGINATIONS, INC.
            (Formerly Intellichip Holdings Corporation)
           Notes to the Consolidated Financial Statements
                March 31, 1996 and December 31, 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e. Allowance for Bad Debts

      Allowance for bad debts was accrued in the amount of 25% of the related party receivable.

      f. Principles of Consolidation

      The consolidated financial statements include those of Originations and its wholly-owned subsidiary, Financial Services.

      All material intercompany accounts and transactions have been eliminated.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Major additions and improvements are capitalized; however, minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is determined using accelerated methods over the expected useful lives of the assets of five to seven years.

                                               March 31,          December 31,
                                                 1996                 1995
                                              (Unaudited)
      Furniture, fixtures and leasehold
        improvements                          $  31,617           $  31,141

      Computers and equipment                   141,646             135,337

      Sub-total                                 173,263             166,478

      Less:  accumulated depreciation           (44,553)            (31,561)

      Property and Equipment, Net             $ 128,710           $ 134,917

NOTE 4 - INTANGIBLE ASSETS

      Goodwill in the amount of $80,000 resulted from the purchase of A+ Mortgage. This amount is being amortized over 5 years, resulting in amortization expense of $4,000 for the three months ended March 31, 1996 and 1995.

      Organization costs are recorded at the original cost of $20,043. These costs are being amortized over 5 years, resulting in amortization expense of $4,009 for the period ended December 31, 1995, and $925 for the three months ended March 31, 1996.


                    COMPULOAN ORIGINATIONS, INC.
            (Formerly Intellichip Holdings Corporation)
           Notes to the Consolidated Financial Statements
                March 31, 1996 and December 31, 1995

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

      During the period ending December 31, 1995, an independent representative agreement was entered into with a shareholder in California. Per this agreement, the shareholder agreed to pay $199,600 for the right to act as an independent representative in Southern California and the Company agreed to pay the shareholder $100 for each broker contract and $50 for each agent contract. In addition, the commission shall be $50 for each loan that is submitted and funded by the contracted builders, real state agents and brokers. The Company shall withhold 15% of the commissions due until the shareholder's obligation is fulfilled.

NOTE 6 - NOTES PAYABLE

      Notes payable consisted of the following:

      Note payable to West One Bank,              March 31,       December 31,
        bears an interest rate of 7%,               1996              1995
        payable in a lump sum in                 (Unaudited)
        February of 1996, collateralized
        by certificate of deposit                $    -           $   50,000

      Note payable to an individual,
        bears an interest rate of 18%,
        due in a lump sum in March of 1996         100,000           100,000

      Total notes payable                        $ 100,000        $  150,000

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

      Notes payable to related parties consisted of the following:

      Note payable to shareholder, bears         March 31,        December 31,
        an interest rate of 8%, payable in         1996               1995
        monthly installments of $5,000 of       (Unaudited)
        principal and interest, due May 22,
        1996, personally guaranteed by
        officers of the Company                  $  30,065        $  35,000

      Note payable to shareholder, bears no
        interest rate, payable in a lump
        sum in March of 1996                        27,000           27,000

      Note payable to shareholder, bears no
        interest rate, payable in a lump
        sum in March of 1996                        27,000           27,000

      Note payable to shareholder/officer,
        bears no interest rate, due on
        demand                                      93,000           50,000

      Balance forward                            $ 177,065        $ 139,000


                    COMPULOAN ORIGINATIONS, INC.
            (Formerly Intellichip Holdings Corporation)
           Notes to the Consolidated Financial Statements
                March 31, 1996 and December 31, 1995

NOTE 7 - NOTES PAYABLE - RELATED PARTIES (Continued)

                                                     March 31,      December 31,
                                                       1996            1995
                                                    (Unaudited)

      Balance forward                               $  177,065      $  139,000

      Note payable to shareholder, bears an
        interest rate of 8%, payable in monthly
        installments of $2,000 until balance
        is paid off                                      8,000           8,000

      Note payable to a shareholder, bears an
        interest rate of 8%, payable in stock
        before February of 1997                         15,000            -

      Note payable to a shareholder, bears an
        interest rate of 8%, payable in a lump
        sum in March of 1997.                           50,000            -

      Total notes payable to related parties        $  250,065      $  147,000

NOTE 8 - OPERATING LEASES

      The Company has entered into a lease agreement for office space until March 1, 1998. Minimum future rental obligations will be $184,980, $192,378, and $49,038 for the years ending December 31, 1996, 1997 and 1998, respectively.

      The Company has also entered into a lease agreement for office furniture until August 5, 1997. Minimum future rental obligations will be $24,422 and $16,281 for the years ended December 31, 1996 and 1997, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Return of Capital and Guaranteed Payments to a Shareholder

      One shareholder has an agreement with the Company to receive double the amount of his initial $325,000 capital contribution. The total amount to be paid to the shareholder is to be made in twenty-four equal monthly payments. The payments to the shareholder are to start on the first day of the thirteenth month following the formation of the Company in January 1995 and continue on the first day of each succeeding twenty-three months. $650,000 has been recorded as a royalty payable with an offset to pre-paid interest. Pre-paid interest will be amortized over a three year period, from the time the original $325,000 investment was made to the time the commitment is paid off.

                    COMPULOAN ORIGINATIONS, INC.
            (Formerly Intellichip Holdings Corporation)
           Notes to the Consolidated Financial Statements
                March 31, 1996 and December 31, 1995

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

       Royalty Payments

       The same shareholder that has an agreement for the "return of capital and guaranteed payments," as noted above, also has an agreement with the Company to receive royalty payments. The payments are based on gross revenues for each calendar year after the formation of the Company. The royalty payments will be paid on the tenth day of the fourth month after formation of the Company and continue on the tenth day of each succeeding month thereafter. The following is a schedule of the royalty percentages for future calendar years:

            Calendar year 1996                      8%
            Calendar year 1997                      7%
            Calendar year 1998                      6%
            Calendar year 1999 and thereafter       5%

      The agreement also states that when the aforementioned "return of capital and guaranteed payments" have been totally paid to the shareholder, the royalty payments shall immediately be reduced to five percent of gross revenues.

      Another agreement was entered into with another investor where a royalty of one dollar per closed mortgage loan for all loans originated after July 24, 1995, shall be paid to the investor until the investor has received all of his original investment of $100,000 back.

      In addition, a stock purchase and royalty agreement was entered into between the Company and two investors on August 14, 1995. The investors agreed to invest $500,000 and the Company agreed to issue 1,000,000 shares and pay a royalty of five percent of gross income (not including escrow flow deposits and disbursements) beginning January 1, 1996.

NOTE 10 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek additional financing through equity transactions and to re-negotiate all royalty agreements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company's financial information set forth below is for the period from January 24, 1995 to March 31, 1996. On October 20, 1995, the Company completed a Stock Purchase Agreement (the "Agreement") with CompuLoan Originations, Inc., a Utah corporation ("CompuLoan"), relating to the acquisition by the Company of CompuLoan and it's subsidiaries. CompuLoan was incorporated in April 1995 and owns CompuLoan Financial Services Group, L.L.C. ("Financial Services"), which was incorporated under the laws of the State of Utah on January 24, 1995. Because the former shareholders of CompuLoan now control the Company, the acquisition under the terms of the Agreement was accounted for as a reorganization. The financial information presented herein includes the accounts of CompuLoan from January 24, 1995, the date of the formation of Financial Services, through March 31, 1996.

Results of Operations for the Three Months Ended March 31, 1996 and the Period from Inception on January 24, 1995 to March 31, 1995

         Total revenues of $139,575 for the three months ended March 31, 1996 ("first quarter of 1996") represent an increase of approximately 377% from total revenue of $29,252 for the period ended March 31, 1995 ("first quarter of 1995"). This increase is primarily attributed to the fact that the Company was in its initial phase of operations in the first quarter of 1995. Commissions and fees increased significantly during the first quarter of 1996 due to increased marketing by the Company.

         Total expenses for the first quarter of 1996 increased 544% when compared to the same period for 1995, primarily due to the Company's limited activity in 1995. Salaries and related taxes increased 443% for the first quarter of 1996 reflecting the hiring of additional personnel as the Company expanded its marketing efforts. Rent increased 443% for the first quarter of 1996 due to the Company's move to new expanded facilities. Other increases in the first quarter of 1996 include a $32,752 increase in legal and accounting expenses attributed to the Company's year-end audit, merger and related outside accounting expenses, a $66,064 (897%) increase in depreciation and amortization due to the depreciation of certain computer and office equipment, a $55,094 increase in travel expenses reflecting the Company's increased marketing, and increases in insurance ($21,789), and telephone and utilities expenses ($26,129) due to the Company's expanded operations and new facilities.

         The net loss for the first quarter of 1996 was $791,754 compared to a net loss of $122,898 for the 1995 period. The increased net loss is attributed to the significant start-up expenses encountered in moving towards full operations.

Net Operating Losses

         The Company has accumulated approximately $2,400,000 and $1,600,000 of net operating loss carryforwards as of March 31, 1996 and December 31, 1995, respectively, which may be offset against future taxable income through the year 2010 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the Company's financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.






Liquidity and Capital Resources

         During the first quarter of 1996, the Company used net cash of $307,181 in its operating activities, attributed primarily to its loss from operations and partially offset by increases in accounts payable and in accrued expenses. Also during the first quarter of 1996, the Company realized net cash from financing activities of $233,065 primarily from the sale of common stock ($180,000) and the issuance of notes ($108,000). Working capital at March 31, 1996 was a negative $1,289,265 compared to a negative $856,645 at December 31, 1995. This further reduction in working capital for the first quarter of 1995 is attributed to the Company's operating loss for the first quarter of 1996. Also contributing to the decrease in working capital were increases in accounts payable of $179,432 (132%), accrued expenses of $78,687 (41%), and notes payable to related parties of $109,065 (74%), all due to the negative cash flow from
operations.   The cash decrease from $82,645 at December 31, 1995 to $1,944 on
March 31, 1996 was due to  the cost of operations.

         As of March 31, 1996, the Company had total assets of $761,832 and total stockholders' deficiency of $860,116. In comparison, as of December 31, 1995, the Company had total assets of $904,699 and total stockholders' deficiency of $387,937. The decrease of approximately 16% in total assets for the three month period ended March 31, 1996 is due to the decreases in cash and prepaid interest.

         The Company anticipates meeting its working capital needs during the current fiscal year partially with revenues from operations, but due to past losses the Company is also investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's services. Although management has not made any arrangements or definitive agreements, the Company is contemplating both equity and debt financing through private sources, or through the additional private placement of securities and/or a public offering, although there can be no assurance that
the Company could successfully complete any such offerings.   If the Company's
operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The contin-uation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

         As of March 31, 1996, the Company was not in compliance with certain net worth requirements established by the U.S. Department of Housing and Urban Development in July 1993. The Company has been advised by its independent auditors that continued noncompliance of these regulations could result in sanctions by HUD and the potential loss of future business. The Company is presently negotiating with a private investment group which would provide the necessary funding to restructure the Company's equity and come into compliance with the HUD net worth requirements. Although there can be no assurance that such funding will be obtained by the Company, management believes that the transaction could be finalized and financing made available to the Company during the second quarter of 1996.

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

                              PART II

Item 1.  Legal Proceedings

      There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.







Item 2.  Changes In Securities

    This Item is not applicable to the Company.


Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.


Item 5.  Other Information

    This Item is not applicable to the Company.


Item 6.  Exhibits and Reports on Form 8-K

    (b)    Reports on Form 8-K

      No report on Form 8-K was filed by the Company during the three month period ended March 31, 1996.


                             SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMPULOAN ORIGINATIONS, INC.



Date:  May 17, 1996                      By      /S/  Leon J. Petersen
                               Leon J. Petersen, President, Chief Executive
                                         Officer and Director



Date:  May 17, 1996                      By      /S/  Stuart Palmer
                                    Stuart Palmer, Chief Financial Officer and
                                    Principal Accounting Officer