Form 10KSB/A
period 1995-12-31
COMPULOAN ORIGINATIONS INC
filed 1996-05-31
CIK 785969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 2
                                      to
                                FORM 10-KSB / A
(Mark One)
               Annual Report Pursuant to Section 13 or 15(d) of The Securities
                             Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1995

               Transition Report Pursuant to Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

                      Commission File Number   33-2248-FW

                         COMPULOAN ORIGINATIONS, INC.
                (Name of small business issuer in its charter)

        Delaware                                            75-2072205
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

       1935 East Vine Street, Suite 400, Salt Lake City, Utah      84121
          (Address of principal executive offices)                    (Zip Code)

Issuer's telephone no.:  (801) 278-9944

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year.   $ 238,530

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. No firm market exists, therefore, no value is computed.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
               Class                            Outstanding as of May 30, 1996
     Common Stock, Par Value $.0001 per share               7,049,659

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

Transitional Small Business Disclosure Format.   Yes    No

                         COMPULOAN ORIGINATIONS, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                    PART I

Item 1.      Description of Business . . . . . . . . . . . . . . . . .         1

Item 2.      Description of Property . . . . . . . . . . . . . . . . .         5

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .         5

Item 4.      Submission of Matter to a Vote of Security Holders. . . .         5

                                    PART II

Item 5.      Market for Common Equity and Related Stockholder Matters. . .     5

Item 6.      Management's Discussion and Analysis or Plan of Operation . . .   6

Item 7.      Financial Statements. . . . . . . . . . . . . . . . . . .         9

Item 8.      Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .        22

                                   PART III

Item 9.      Directors, Executive Officers, Promoters and Control persons;
 Compliance with Section 16(a) of the Exchange Act. . . . . . . . . . . . . . 22

Item 10.     Executive Compensation. . . . . . . . . . . . . . . . . .        24

Item 11.     Security Ownership of Certain Beneficial Owners and Management.  25

Item 12.     Certain Relationships and Related Transactions. . . . . .        26

                                    PART IV

Item 13.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . .        27

SIGNATURES . . .                                                              28




                                      -i-
                                     PART I

Item 1.    Description of Business

History

CompuLoan Originations, Inc. (the "Company") is primarily in the business of acting as a mortgage broker and marketing a computer loan origination ("CLO") system for mortgage loan processing in response to changes in mortgage banking and real estate laws, known as the Real Estate Settlement Procedures Act of 1974 (RESPA).

The Company was originally organized on November 12, 1985 under the laws of the State of Delaware as Lone Star Ventures, Inc. to engage in the acquisition of assets and properties which the Company's management believed had good business potential.

In 1986, pursuant to a registration statement on Form S-18 filed with the Securities and Exchange Commission, the Company publicly sold 20,000,000 shares of its common stock at the offering price of $.01 per share. As a result of this offering, the Company realized net proceeds of approximately $153,000 after deducting commissions and expenses. Also in 1986, the Company issued 13,333,333 shares of common stock to its officers and directors.
Prior to 1988, the Company was primarily involved in the search for potential merger and/or acquisition candidates.

In 1988 the Company acquired all of the issued and outstanding capital stock of IntelliChip, Inc., a California corporation ("IntelliChip"), in exchange for shares of the Company's authorized but previously unissued common stock representing a controlling interest in the Company. IntelliChip became a wholly owned subsidiary of the Company and the Company changed its name to IntelliChip Holdings Corporation. IntelliChip was engaged in developing a read/write ID Chip and component system designed to achieve error proof identification for use by the medical industry. However, IntelliChip was never able to complete development of its system and in July 1989, the Company entered into a redemption agreement whereby the acquisition of IntelliChip was reversed.

As a result of reversing the IntelliChip acquisition, from July 1989 to September 1992, the Company had no directors and no management and was inactive. In 1992, by a shareholder consent resolution, a new Board of Directors was elected. Following their election, the new directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Board then began to consider and search for potential business opportunities.

On October 20, 1995, the Company entered into a Stock Purchase Agreement (the "Agreement") with CompuLoan Originations, Inc., a Utah corporation ("CompuLoan"), relating to the acquisition by the Company of CompuLoan and its subsidiaries. Pursuant to the terms of the Agreement, the Company changed its authorized capitalization to 10,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share, and effected a reverse stock split of its then issued and outstanding shares of common stock on a one (1) share for one hundred
(100) shares basis. Also, the Company acquired 100% of the issued and outstanding capital shares of CompuLoan in exchange for 5,150,000 post-split shares of the Company's authorized but previously unissued common stock. The Agreement further called for the resignation of the existing Board of Directors and the directors of CompuLoan were appointed as the new directors and officers of the Company. The Company also changed its name to CompuLoan Originations, Inc.

The Company's principal executive offices are presently located at 1935 East Vine Street, Suite 400, Salt Lake City, Utah 84121, and its telephone number is (801) 278-9944.

Business Development

The Company, through its wholly owned subsidiary, CompuLoan, has developed a software package that allows real estate professionals to be compensated for taking loan applications and electronically transferring them to the CompuLoan offices for loan processing. This software was developed to take advantage of changes in mortgage banking and real estate laws, known as the Real Estate Settlement Procedures Act of 1974 (RESPA).

CompuLoan is the creator, exclusive marketer and holds all rights, titles and interests to the FasTrak computer loan origination system which complies with RESPA requirements. Computerized Loan Originated (CLO) loans are defined as any loan application taken via a computer. For the purposes of CompuLoan and this document a CLO loan is a loan originated by a real estate professional via a computer in compliance with the RESPA regulations.

CompuLoan's FasTrak program provides the medium whereby the real estate professional can earn an additional fee (up to 1% of the loan amount) in addition to the standard real estate commissions. A $150 CLO transaction fee is paid to CompuLoan at closing by the real estate professional.

As originally written, RESPA specifically prohibited any referral fee or kickback of any kind to real estate professionals or builders from the mortgage banking lenders as a gratuity for guiding customers to them. In 1992, RESPA was changed by Congress in response to the need to provide better service and alter-natives to consumers.

As amended, RESPA allows real estate professionals to be paid a fee from the buyer for providing certain services to the consumer as it relates to the origination of loan processing and documentation. Thus, since 1992 it has been legal for real estate professionals to be paid additional fees, but the process and regulations that specifically outline the steps to be taken were only clarified in major regulation statements made by the Department of Housing and Urban Development (HUD) in July of 1994.

The new regulations establish that the consumer is better served with several choices when trying to find mortgage funds. The rule changes allow for the creation of a CLO system that would make it possible for the real estate professional to display a variety of mortgage lending rates and provide other specific services to the consumer.

According to the regulations the real estate professional must perform the following duties in order to be compensated for originating a loan:

      1. Counsel and advise their client on their mortgage options.
      2. Provide multiple/neutral mortgage loan rates to the client.
      3. Create a "computer generated" loan application with the client.
      4. Electronically transfer the loan application to the mortgage company.

In order for the real estate professionals to become part of the Company's program they must pay to the Company an initial registration fee of $1,000 per brokerage office and $250 per agent, for the license, software and associated training to properly become a loan originator. The Company has field representatives that provide one-on-one training and personally set up each computer for each agent as necessary. The software is user-friendly and accommodating to individuals having little or no prior computer knowledge or experience. All training is comprehensive and very thorough.

The Company is currently marketing its financial services to real estate agents, brokers and builders, giving them the ability to preview multiple mortgage rates, pre-qualify potential clients, originate mortgage loans and track the progress of the loans for their clients and receive additional compensation for providing these services. This approach is unique to the industry. With the
FasTrak   program real estate professionals can monitor the progress of a buyer's loan via either a computer modem or a touch-tone phone at any time without the need to wait for a return call from the loan processor. The CLO system allows the real estate professional to offer a higher level of service to the client and generate additional income without creating increased cost to the client. The Company's marketing efforts are reaching real estate agents, brokers and builders.

The Company has completed development of its CLO system software, infra-structure, hardware, management team, and has its key staff personnel in place. As of March 25, 1996, the Company has signed up 769 independent agents and is actively seeking national accounts. Management intends to add necessary hardware, staff and management as business warrants and funds are available.

Marketing

The Company is currently marketing its financial services to real estate agents, brokers and builders. In addition to its current marketing efforts, the Company is in the final stages of software development for establishing a direct marketing campaign by way of "direct response advertising" that will allow real estate professionals nationwide to access and sign up on the Company's system without the need of a face to face live presentation. By way of a mass mailing, real estate agents and brokers will receive a computer diskette that will allow them to communicate directly with the Company's officers via modem, to sign on to the Company's CLO system, and download appropriate working files without personal contact with the Company's sales persons. The Company intends to introduce its services to the real estate industry using direct mail and Internet marketing.

Competition

In marketing its CLO system, the Company will be in competition with other mortgage companies, banks, and specialty financial services organizations offering the same or similar services. Most of these competitors will be larger and will have available to them greater financial and personnel resources. Initially, the Company is marketing its services to real estate agents, brokers and builders. These persons are also the targets of several competing companies offering similar services.

Management believes that the key competitive advantage of its CLO system is that it includes the real estate agents in the financing process and provides an opportunity for the agents to be compensated. Also, the FasTrak software system is designed to be simple and relies on the real estate agent or broker to only originate the loan.

Afterwards, the bulk of the work necessary to complete the application is performed by the Company's mortgage professionals. Further, using the Company's system allows the real estate broker or agent to stay involved with their clients until the closing of the transaction.

Government Regulation

The processing and resale of residential mortgages is subject to the RESPA (Real Estate Settlement Procedures Act) a Federal agency and certain state laws and regulations to which the Company must comply. The Company believes that it is in compliance with local laws and regulations in relation to its existing properties. The Company is also subject to certain capital requirements and internal auditing and quality controls established by the U.S. Department of Housing and Urban Development in July 1993. The Company has been advised by its independent auditors that it may not be in compliance with certain net worth requirements as set by HUD and that the Company has not fully implemented certain quality control procedures. The Company has been further advised that continued noncompliance of these regulations could result in sanctions by HUD and the potential loss of future business.

To remedy this situation, management is actively pursuing an equity restruc-turing of the Company to meet or exceed the minimum HUD net worth requirements, which for the Company is $75,000. Based on preliminary discussions and negotia-tions with potential private investment groups, management is confident that the Company will be in compliance with all HUD requirements during the third quarter of 1996.

Employees

Currently, the Company has 45 full time employees who are involved in management, marketing and loan processing. The Board of Directors actively manages the operations of the Company. The Company anticipates adding new employees as warranted by increased business activity.

Facilities

The Company's principal place of business is located at 1935 E. Vine Street, Suite 400, Salt Lake City, Utah. The office space consists of approximately 12,000 square feet and is subject to a lease that expires March 1, 1998. Management believes that this facility meets all the current and future needs of the Company.

Industry Segments

No information is presented as to industry segments. The Company is presently engaged in the marketing of a software package that allows real estate professionals to be compensated for taking loan applications and electronically transferring them to the CompuLoan offices for loan processing. Reference is made to the statements of operations contained in the Company's financial state-ments included herewith for a statement of the Company's revenues and operating profit (loss) for the past fiscal year.


Item 2.    Description of Property

 The Company does not own or control any material property.

Item 3.    Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1995. The Company last held a Special Meeting in Lieu of Annual Meeting of Shareholders on August 28, 1995 to approve the acquisition of CompuLoan and other related matters.

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

The Company intends to make an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any current established trading market for its common stock nor is there any record of any recent reported trades in the public market. The Company's common stock last traded in a public market in approximately 1988.

If and when the Company's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The Nasdaq Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

As of December 31, 1995 there were 264 holders of record of the Company's common stock. Currently, there are no reported bid or asked prices for the Company's shares.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Item 6.    Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the Company's financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the Company's financial statements. Both statements are effective for years beginning after December 15, 1995.

                             Results of Operations

The Company's financial information set forth below is for the period from January 24, 1995 to December 31, 1995. On October 20, 1995, the Company completed a Stock Purchase Agreement (the "Agreement") with CompuLoan Originations, Inc., a Utah corporation ("CompuLoan"), relating to the acquisition by the Company of CompuLoan and it's subsidiaries. CompuLoan was incorporated in April 1995 and owns CompuLoan Financial Services Group, L.L.C. ("Financial Services"), which was incorporated under the laws of the State of Utah on January 24, 1995. Because the former shareholders of CompuLoan now control the Company, the acquisition under the terms of the Agreement was accounted for as a reorganization. The financial information presented herein includes the accounts of CompuLoan from January 24, 1995, the date of the formation of Financial Services, through December 31, 1995.

For the Year Ended December 31, 1995

Total revenues for the year ended December 31, 1995 ("1995") were $238,530, comprised primarily of commissions of $226,909 (95%). Brokerage fees and interest income made up the remaining 5%. These results reflect the limited marketing of the Company's CLO system which began in approximately September 1995.

Total expenses for 1995 were $1,943,482 resulting in a net loss for 1995 of $1,704,952. Approximately 46% of the Company's expenses were for salaries and related taxes which reflects certain start-up costs including developing and writing software and putting the management team in place prior to meaningful revenues being generated. Depreciation and amortization accounted for approx= imately 13% of total expenses due to the depreciation of computer and office equipment and the amortization of certain notes payable. Approximately 9% of the Company's total expenses were for rent of its office facilities and principal place of business. Management believes that its current facilities are adequate to accommodate a significant increase in the Company's business and therefore, as business and revenues increase in the future, the percentage of rental expenses compared to total expenses and total revenues should decrease significantly.

Other notable expense items for 1995 were advertising and promotion expense (5%) and travel (4%) which reflects the Company's initial marketing efforts for its CLO system, consulting fees (3%) attributed to the issuance of 125,000 shares of the Company's common stock for consulting services rendered valued at $62,500, and legal and accounting expense (3%) which was impacted by the Company's acquisition of CompuLoan. Management believes that as the Company moves from developing its software to actually marketing its services, these expenses will become more in line with revenues.

Net Operating Losses

The Company has accumulated approximately $1,600,000 of net operating loss carryforwards as of December 31, 1995, which may be offset against future taxable income through the year 2010 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

No tax benefit has been reported in the financial statements for the year ended December 31, 1995 because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.


                        Liquidity and Capital Resources

During 1995, the Company's working capital needs were satisfied from the sale of securities and from loans made to the Company, primarily from shareholders. Working capital at December 31, 1995 was a negative $856,645. Cash of $82,845 accounted for almost all of the Company's current assets. The Company's current liabilities include $150,000 in notes payable due in 1996, of which the $50,000 note has been repaid and the $100,000 note has been renegotiated and is guaranteed by collateral pledged by third parties. Also as of December 31, 1995, the Company had $147,000 in notes payable due to related parties at various time throughout 1996 and a royalty payment of $314,410, payments on which commence in January 1996 and continue for twenty-three months thereafter. Presently, the Company is attempting to renegotiate the terms of the royalty payment and will seek outside financing to satisfy these obligations if not extended.

The Company anticipates meeting its initial working capital needs during the 1996 fiscal year by investigating the possibility of equity or debt financing through private sources. Although management has not made any arrangements or definitive agreements, the Company is contemplating both the private placement of securities and/or a public offering. If the Company is able to secure adequate financing from the sale of its securities or from private lenders, management believes that starting in approximately the third quarter of 1996, the Company will be able to sustain its working capital requirements from its operations.

As of December 31, 1995, the Company had total assets of $904,699, cash of $82,845 and a total stockholders' deficit of a negative $387,937. Total current liabilities equaled $940,553. The Company's only long term liability is the $352,083 balance of the royalty payable which is payable through 1997. Management intends to seek additional equity or debt capital through private sources in order to satisfy its working capital needs in 1996, although there can be no assurance such funds will be available.

As of December 31, 1995, the Company was not in compliance with certain net worth requirements established by the U.S. Department of Housing and Urban Development in July 1993. The Company has been advised by its independent auditors that continued noncompliance of these regulations could result in sanctions by HUD and the potential loss of future business. The Company is presently negotiating with a private investment group which would provide the necessary funding to restructure the Company's equity and come into compliance with the HUD net worth requirements. Although there can be no assurance that such funding will be obtained by the Company, management believes that the transaction could be finalized and financing made available to the Company during the second quarter of 1996.

In the opinion of management, inflation has not had a material effect on the operations of the Company.





                               Plan of Operation

     For the fiscal year ending December 31,1996 ("1996"), the Company intends to aggressively market its CLO system to real estate agents, brokers and builders. The Company's marketing of its services in 1996 will primarily be by direct contact, by mail, and by Internet advertising. Management estimates that the Company cash needs for 1996 will be approximately $1,500,000. Of this amount, $400,000 will be used to retire existing debt and other financial obligations. The balance, or $1,100,000, will be used as working capital in conducting the Company's ongoing business. Management further projects that the Company will need to secure outside financing to provide its working capital until at least the third quarter of 1996, at which time it is estimated that projected revenue will exceed projected operational costs. To overcome the Company's projected cash flow shortage for at least the first half of 1996, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such funds will be available. As of the date hereof, although the Company is in active negotiations, it has not entered into any firm agreements or understanding for the raising of capital from private sources.

     Management forecasts that if adequate funding is secured, new loans per month will increase at a rate of 300 per month by the end of 1996 as a result of their unique approach to marketing. By increasing the new loans at a rate of 300 per month the Company would be processing up to 10,000 loans each month after a three year period. In order to accomplish its objectives, the Company will continue to seek out funding from both private and public sources during the next two years, although there can be no assurance that such funding will be available.

Item 7.   Financial Statements

     The Company's financial statements as of and for the fiscal year ended December 31, 1995 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.






                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
CompuLoan Originations, Inc.
(Formerly Intellichip Holdings Corporation)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of CompuLoan Originations, Inc. and subsidiary (formerly Intellichip Holdings Corporation) as of December 31, 1995 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows from inception on January 24, 1995 through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuLoan Originations, Inc. and subsidiary (formerly Intellichip Holdings Corporation) as of December 31, 1995 and the results of their operations and their cash flows from inception on January 24, 1995 through December 31, 1995 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Computation of HUD Adjusted Net Worth (Schedule 1) on page 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements take as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 11. The financial statements do not include any adjust-ments that might result from the outcome of this uncertainty.


Jones, Jensen & Company
May 9, 1996

                         COMPULOAN ORIGINATIONS, INC.
                  (Formerly Intellichip Holdings Corporation)
                          Consolidated Balance Sheet

                                    ASSETS

                                                           December 31,
                                                             1995

CURRENT ASSETS

  Cash (except escrows) (Note 2)                         $        82,845
  Pre-paid expenses                                                1,063

      Total Current Assets                                        83,908

NON-CURRENT ASSETS

  Pre-paid interest                                              444,086
  Note receivable - related party, net of allowance
   for bad debts of $49,900 (Note 5)                             149,700
  Goodwill, net of accumulated amortization (Note 4)              64,000
  Property and equipment, net of accumulated
   depreciation (Note 3)                                         134,917
  Organization costs, net of accumulated
   amortization (Note 4)                                          16,034
  Deposits                                                        12,054

     Total Non-Current Assets                                    820,791

      TOTAL ASSETS                                       $       904,699



                          COMPULOAN ORIGINATIONS, INC.
                  (Formerly Intellichip Holdings Corporation)
                    Consolidated Balance Sheet (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           December 31,
                                                             1995

CURRENT LIABILITIES

  Accounts payable                                       $       136,206
  Accrued expenses                                               192,937
  Royalty payable (Note 9)                                       314,410
  Notes payable (Note 6)                                         150,000
  Notes payable - related parties (Note 7)                       147,000

      Total Current Liabilities                                  940,553

LONG-TERM LIABILITIES

  Royalty payable (Note 9)                                       352,083

      TOTAL LIABILITIES                                        1,292,636

COMMITMENTS AND CONTINGENCIES (Note 9)                            -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 10,000,000 shares
   authorized of $0.0001 par value, 6,689,659
   shares issued and outstanding                                     669
  Additional paid-in capital                                   1,316,346
  Accumulated deficit                                         (1,704,952     )

      Total Stockholders' Equity (Deficit)                      (387,937     )

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)                    $       904,699



                          COMPULOAN ORIGINATIONS, INC.
                  (Formerly Intellichip Holdings Corporation)
                     Consolidated Statement of Operations

                                                              From
                                                          Inception on
                                                           January 24,
                                                           1995 through
                                                           December 31,
                                                             1995
REVENUES

  Commissions                                            $       226,909
  Brokerage fees                                                   9,315
  Interest income                                                  2,306

     Total Revenue                                               238,530

EXPENSES

  Salaries and related taxes                                     892,908
  Rent                                                           177,918
  Legal and accounting                                            57,043
  Advertising and promotion                                       90,732
  Bad debt expense                                                49,900
  Depreciation and amortization                                  257,484
  Commissions                                                     10,728
  Consulting Fees                                                 62,500
  Royalties                                                       16,493
  Loan costs                                                      46,985
  Travel                                                          72,827
  Insurance                                                       37,058
  Maintenance and repairs                                         13,675
  Supplies                                                        54,024
  Telephone and utilities                                         51,830
  Dues and licenses                                               24,849
  Shipping                                                        13,656
  Interest                                                         5,445
  Other operating expenses                                         7,427

     Total Expenses                                            1,943,482

     NET INCOME (LOSS)                                   $    (1,704,952     )

     NET LOSS PER SHARE                                  $         (0.25     )


                      COMPULOAN ORIGINATIONS, INC.
              (Formerly Intellichip Holdings Corporation)
        Consolidated Statement of Stockholders' Equity (Deficit)

                                                                   Additional
                                     Common Stock                    Paid-In                Accumulated
                                 Shares          Amount              Capital                  Deficit
Balances, January 24, 1995            -           $   -             $     -                    $   -

Acquisition of A+ Mortgage            -               -                 11,058                     -

Issuance of shares to acquire
 CompuLoan Originations, Inc.    5,150,000             515             324,485                     -

Liabilities paid by officer prior
 to acquisition of CompuLoan
 Originations, Inc.                   -               -                  3,557                     -

Acquisition of Intellichip, Inc.   249,459              25                (125)                    -

Common stock issued for cash     1,165,200             117             715,283                     -

Additional paid-in capital for
 territorial rights                   -               -                199,600                     -

Common stock issued for
 consulting services               125,000              12              62,488                     -

Net loss for the year ended
 December 31, 1995                    -               -                   -                  (1,704,952)

Balances, December 31, 1995      6,689,659        $    669          $1,316,346              $(1,704,952)

                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
               Consolidated Statement of Cash Flows
                                                              From
                                                          Inception on
                                                           January 24,
                                                          1995 through
                                                           December 31,
                                                              1995
Cash Flows From Operating Activities:

 Income (loss) from operations                               $(1,704,952)
   Depreciation and amortization                                 257,484
 Changes in operating assets and liabilities:
   (Increase) decrease in pre-paid expenses                       (1,063)
   (Increase) decrease in deposits                               (12,054)
   (Increase) decrease in other assets                          (730,000)
   (Increase) decrease in accounts receivable                   (149,700)
   (Decrease) increase  in accounts payable                      136,206
   (Decrease) increase in accrued expenses                       859,330

      Net Cash (Used) by Operating Activities                 (1,344,749)

Cash Flows from Investing Activities:

   Purchase of fixed assets                                     (166,478)
   Organizational costs                                          (20,043)

      Net Cash (Used) by Investing Activities                   (186,521)

Cash Flows from Financing Activities:

   Issuance of common stock                                    1,317,115
   Issuance of notes payable                                     297,000

       Net Cash Provided by Financing Activities               1,614,115

Net Increase (Decrease) in Cash and Cash Equivalents              82,845


Cash and Cash Equivalents at Beginning of Year                      -

Cash and Cash Equivalents at End of Year                     $    82,845

                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
          Notes to the Consolidated Financial Statements
                        December 31, 1995

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

      Since the shareholders of Originations control the Company, the acquisition was accounted for as a reorganization by Originations.

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

      b. Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1995, the Company had $8,849 of client funds held in escrow. Also, the company has a certificate of deposit in the amount of $50,000 which collateralizes a note payable with a financial institution (See Note 6).

      c. Loss Per Share

      The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

      d. Income Taxes

      At December 31, 1995, the Company had net operating loss carryforwards of approximately $1,600,000 that may be offset against future taxable income through 2010. Because the Company cannot reasonably estimate the future benefit of this carryforward, no deferred tax asset has been reported.


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
          Notes to the Consolidated Financial Statements
                        December 31, 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e. Allowance for Bad Debts

      At December 31, 1995, allowance for bad debts was accrued in the amount of 25% of the related party receivable.

      f. Principles of Consolidation

      The consolidated financial statements include those of Originations and its wholly-owned subsidiary, Financial Services.

      All material intercompany accounts and transactions have been eliminated.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Major additions and improvements are capitalized; however, minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is determined using accelerated methods over the expected useful lives of the assets of five to seven years. The activity in the property and equipment accounts during 1995 is summarized as follows:

      Purchases of furniture, fixtures
        and leasehold improvements                                  $  31,141

      Purchases of computers and equipment                            135,337

      Sub-Total                                                       166,478

      Less:  accumulated depreciation                                 (31,561)

      Property and equipment, net                                   $ 134,917

NOTE 4 - INTANGIBLE ASSETS

      Goodwill in the amount of $80,000 resulted from the purchase of A+ Mortgage. This amount is being amortized over 5 years, resulting in amortization expense of $16,000 for the period ended 1995, leaving a net amount of goodwill of $64,000.

      Organization costs are recorded at the original cost of $20,043. These costs are being amortized over 5 years, resulting in amortization expense of $4,009 for the period ended 1995, leaving a net amount of organization costs of $16,034.


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
          Notes to the Consolidated Financial Statements
                        December 31, 1995

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

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

NOTE 6 - NOTES PAYABLE

      Notes payable at December 31, 1995, consisted of the following:

      Note payable to West One Bank,
        bears an interest rate of 7%,
        payable in a lump sum in
        February of 1996, collateralized
        by certificate of deposit                                 $  50,000

      Note payable to an individual,
        bears an interest rate of 18%,
        due in a lump sum in March of 1996                          100,000

      Total notes payable                                         $ 150,000

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

      Notes payable to related parties at December 31, 1995, consisted of the following:

      Note payable to shareholder, bears
        an interest rate of 8%, payable in
        monthly installments of $5,000 of
        principal and interest, due May 22,
        1996, personally guaranteed by
        officers of the Company                                $ 35,000

      Note payable to shareholder, bears no
        interest rate, payable in a lump
        sum in March of 1996                                     27,000

      Note payable to shareholder, bears no
        interest rate, payable in a lump
        sum in March of 1996                                     27,000

      Note payable to shareholder/officer,
        bears no interest rate, payable in a
        lump sum in February of 1996                             50,000

      Balance                                                  $139,000


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
          Notes to the Consolidated Financial Statements
                        December 31, 1995

NOTE 7 - NOTES PAYABLE - RELATED PARTIES (Continued)

      Balance forward                                           $ 139,000

      Note payable to shareholder, bears an
        interest rate of 8%, payable in monthly
        installments of $2,000 until balance
        is paid off                                                 8,000

      Total notes payable to related parties                    $ 147,000

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

            Calendar year 1996                      8%
            Calendar year 1997                      7%
            Calendar year 1998                      6%
            Calendar year 1999 and thereafter       5%


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
          Notes to the Consolidated Financial Statements
                        December 31, 1995

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 10 - SUBSEQUENT EVENTS

       Subsequent to December 31, 1995, the Company sold 390,000 shares of its common stock at $0.50 per share for $195,000 cash. The Company also received $43,000 from an officer in return for a note payable.

NOTE 11 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek additional financing through equity transactions and to re-negotiate all royalty agreements.


                   COMPULOAN ORIGINATIONS, INC.
          Computation of Adjusted Net Worth to Determine
            Compliance with FHA Net Worth Requirements
                        December 31, 1995
                            Schedule 1

                                                                   1995

Adjusted Net Worth (Deficit)
  Stockholders' equity per balance sheets                       $(387,937)

Less:
  Non acceptable assets for computation of
   adjusted net worth                                             (80,034)

Adjusted net worth                                              $(467,971)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This Item is not Applicable.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

Name                     Position                 Director Since         Age
Leon J. Petersen         Chairman, C.E.O.         January 1995            51
                           and Director
James R. Jeppson         President, C.O.O.        January 1995            52
                           and Director
O. Russell Crandall      Secretary and Director   January 1995            52
Eric Stilson             Director                 August 1995             49
Arben K. Andersen        Director                 August 1995             53
Stuart Palmer            C.F.O.                   January 1995            46

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Delaware law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors.

     The business experience of each of the persons listed above during the past five years is as follows:

     Leon J. Petersen founded CompuLoan and has been Chairman, Chief Executive Officer and a director of the Company since January 1995. For eighteen years through 1992, Mr. Petersen was an outside sales representative for Bullo International. From 1993 to 1994, Mr. Petersen served as President of the marketing division of Aim Mortgage, a mortgage company in Salt Lake City, Utah, where he was responsible for the development of a mortgage loan program to replace the popular mortgage refinance emphasis the company previously relied upon for the majority of its business. In July 1994, Mr. Petersen founded
A Plus Mortgage in St. George, Utah which was subsequently acquired by CompuLoan. Mr. Petersen's prior experience includes multiple sales and management positions in the metal building construction and insulation industry. Mr. Peterson will participate and direct specific marketing efforts for the Company on the state and national level setting up accounts and CLO regional directors. He will also assist in the growth of the Company the investigation of possible mergers and/or acquisitions of existing mortgage processing centers.

     James R. Jeppson has been the President, Chief Operating Officer and a director of the Company since January 1995. Mr. Jeppson has 19 years of experience in marketing, management and new product development, including real estate, insurance, toys, sporting goods and computer software. Until recently, Mr. Jeppson was the Chief Operating Officer for Exerhealth, a Salt Lake City, Utah home exercise equipment company. He joined that company in May, 1992, as the fourth person hired and the only person with new product development and computer systems skills. Mr. Jeppson created and directed the marketing plan, negotiated with celebrities for advertising, negotiated with and re-aligned the original stockholders positions to allow for an infusion of capital, directed the manufacturing of the product and created the database system for customer service and order entry. Prior to 1992, Mr. Jeppson was self employed as a business consultant and software creator and writer. Previously, Mr. Jeppson acquired computer skills by creating a personal financial planning software program, including writing the actual code for the program. Mr. Jeppson is also familiar with the real estate industry, having owned a Century 21 franchise in Salt Lake City which primarily served four new home subdivisions plus a joint venture with Amoco Oil Company in Evanston, Wyoming to provide a single family subdivision and a 12-plex town home complex. Mr. Jeppson will direct the Company's marketing efforts at all levels. He will also oversee and interface the next generation computer program development and training with the Company's marketing efforts.

     O. Russell Crandall has been corporate Secretary and a director of the Company since January 1995. Mr. Crandall has considerable experience in mortgage loan processing, loan origination, real estate marketing, real estate project development and construction. Prior to joining the Company's predecessor, CompuLoan, in 1994, Mr. Crandall worked with Salt Lake Mortgage, a Utah mortgage company, as a branch manager and loan officer in its Las Vegas, Nevada office, and from 1992 to 1993, he was a loan officer for Commonwealth
United Mortgage and Interwest Mortgage Services.   From 1988 to the present, Mr.
Crandall has been active as a licensed real estate agent in the State of Utah. In 1994, together with Leon J. Petersen, Mr. Crandall founded A Plus Mortgage in St. George, Utah, which was subsequently acquired by CompuLoan. Mr. Crandall directs the loan processing and closing department operations for the Company. He is the primary contact with major mortgage lenders and oversees mortgage sourcing and compliance of the CLO system as it relates to RESPA.

     Eric Stilson became a director of the Company in August 1995. Mr. Stilson founded in 1978 and is the CEO of Stilson and Stilson, a Utah based advertising firm for the production of infomercials for various products. Mr. Stilson holds a degree in advertising and marketing from the University of Utah.

     Arben K. Anderson became a director of the Company in August 1995. Mr. Anderson founded in 1987 and is the CEO of ENUF International, a Utah based apparel manufacturer and wholesaler. Mr. Anderson has an MBA degree in finance from Boise State University.

     Stuart Palmer became the controller and Chief Financial Officer of the Company in January 1995. Mr. Palmer holds a BS degree in accounting from Brigham Young University and has several years experience as a controller in both the construction and manufacturing industries. From 1991 to 1993, Mr. Palmer was the controller of Forms Connections and from 1993 to 1995, he was the controller of Watkins Printing. Mr. Palmer will oversee the day to day operations of the Company's cash management, financial statement preparation, budget forecasting and interfacing with the Company's outside public accountants.

     No officer or director of the Company is an officer or director of any other publicly traded corporation, nor has any officer or director been convicted in or named subject to any pending criminal proceeding, nor is he the subject of any order, judgment, or decree involving a violation of any state or federal securities law.

Item 10.  Executive Compensation

     The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors, nor has the Company entered into employment contracts with any of the aforementioned persons.

Cash Compensation

     The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the year ended December 31, 1995, to the Company's Chief Executive Officer and to all other executive officers of the Company who earned a salary greater than $100,000 annually.

                    Summary Compensation Table
Name and                                                           Other Annual      All Other
Principal Position         Year      Salary           Bonus        Compensation    Compensation

Leon J. Petersen,          1995     $ 107,000         $  -0-          $  -0-         $  -0-
   Chairman, C.E.O.
James R. Jeppson,          1995     $ 102,000         $  -0-          $  -0-         $  -0-
   President, C.O.O.
O. Russell Crandall,       1995     $ 107,000         $  -0-          $  -0-         $  -0-
   Secretary

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best knowledge of the Company as May 10, 1996, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

Name and Address               Amount and Nature of               Percent
of Beneficial Owner            Beneficial Ownership             of Class(1)

Leon J. Petersen *                   1,581,000                      22.3%
462 South 1100 East #6
St. George, Utah 84770

James R. Jeppson *                   1,535,000                      21.7%
10288 South Weeping Willow Dr.
Sandy, Utah 84070

O. Russell Crandall *                1,530,000                      21.6%
2133 Pinnacle Terrace #302
Salt Lake City, Utah 84121

Arben K. Andersen *                    500,000                       7.1%
9850 South 300 West
Sandy, Utah 84070

Eric Stilson *                         509,000                       7.2%
7150 Union Park/
Salt Lake City, Utah 84047

Randy Read                             500,000                       7.1%
9850 South 300 West
Sandy, Utah, 84070

All directors and executive          5,655,000                      79.9%
officers as a group
(5 persons in group)

*  Director and/or executive officer

   (1)  Based upon 7,079,659 shares of common stock outstanding on May 10, 1996.

   Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

Item 12. Certain Relationships and Related Transactions

    During the Company's last two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

    During the fiscal year ended December 31, 1995, the Company's President and Chief Operating Officer, James R. Jeppson, made two non interest bearing loans to the Company. On November 8, 1995, Mr. Jeppson made a $20,000 loan to the Company and on November 20, 1995, he made a second loan for $30,000. Subsequent to the end of the Company's 1995 fiscal year, Mr. Jeppson has made two additional loans to the Company; a $10,000 loan on January 18, 1996 and a $33,000 loan on February 1, 1996. As of the date hereof, Mr. Jeppson holds non interest bearing notes totaling $93,000 due to him from the Company.



                              PART V

Item 13. Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit No.                Exhibit Name

        *2.1 Stock Purchase Agreement between the Company, then known as IntelliChip Holdings Corporation and CompuLoan Originations, Inc.

        *3.1  Certificate of Incorporation and all amendments pertaining thereto

        *3.2  Certificate of Amendment

        *3.3  By-Laws

        21.1  Subsidiaries

 *   Previously filed

        (b) During the last quarter of the period covered by this report, the Company filed two reports on Form 8-K, dated September 20, 1995 and October 12, 1995, related to its acquisition of CompuLoan.

                            SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMPULOAN ORIGINATIONS, INC.



                                        BY:     /S/  Leon J. Petersen

                                                  Leon J. Petersen,
                                                 Chairman and C.E.O.

Dated:  May 30, 1996

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                Date


                                   Chairman, C.E.O. and     May 30, 1996
      /S/  Leon J. Petersen             Director
       Leon J. Petersen


                                   President, C.O.O. and    May 30, 1996
      /S/  James R. Jeppson             Director
       James R. Jeppson


                                   Secretary and Director   May 30, 1996
      /S/  O. Russell Crandall
       O. Russell Crandall


                                   Chief Financial Officer  May 30, 1996
      /S/  Stuart Palmer            (Principal Accounting
       Stuart Palmer                       Officer)