Form 10QSB/A
period 1996-03-31
COMPULOAN ORIGINATIONS INC
filed 1996-06-18
CIK 785969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                         AMENDMENT NO. 1
                              to
                           FORM 10-QSB/A

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding as of May 30, 1996

Common Stock, $.0001 par value                                7,049,659

      TABLE OF CONTENTS



Heading                                               Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .             1

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

Net Operating Losses

         The Company has accumulated approximately $2,400,000 and $1,600,000 of net operating loss carryforwards as of March 31, 1996 and December 31, 1995, respectively, which may be offset against future taxable income through the year 2010 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the Company's financial statements because the Company cannot reasonably estimate the future benefit of this carryforward.






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

                                         COMPULOAN ORIGINATIONS, INC.



Date:  May 30, 1996                      By      /S/  Leon J. Petersen
                               Leon J. Petersen, Chief Executive
                                         Officer and Director



Date:  May 30, 1996                      By      /S/  Stuart Palmer
                                    Stuart Palmer, Chief Financial Officer and
                                    Principal Accounting Officer