Form 10QSB/A
period 1996-03-31
COMPULOAN ORIGINATIONS INC
filed 1996-07-10
CIK 785969

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                           1,944
[SECURITIES]                                         0
[RECEIVABLES]                                    5,207
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                 7,683
[PP&E]                                         173,263
[DEPRECIATION]                                  44,553
[TOTAL-ASSETS]                                 761,832
[CURRENT-LIABILITIES]                        1,296,948
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           705
[OTHER-SE]                                   (860,821)
[TOTAL-LIABILITY-AND-EQUITY]                   761,832
[SALES]                                        116,067
[TOTAL-REVENUES]                               139,575
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               783,503
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               8,251
[INCOME-PRETAX]                              (652,179)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (652,179)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (652,179)
[EPS-PRIMARY]                                   (1.23)
[EPS-DILUTED]                                   (1.23)