Form 10QSB
period 1996-06-30
COMPULOAN ORIGINATIONS INC
filed 1996-08-20
CIK 785969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1996

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

          Class                             Outstanding as of June 30, 1996
Common Stock, $.0001 par value                       7,049,659

                        TABLE OF CONTENTS

Heading                                               Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .             1

       Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995. . . 2

       Consolidated Statements of Operations -- three months ended June 30,
         1996 and from inception on January 24, 1995 through June 30, 1995 . . 4

       Consolidated Statement of Stockholders' Equity (Deficit). . . . . . . . 5

       Consolidated Statements of Cash Flows -- three months ended June 30,
         1996 and from inception on January 24, 1995 through June 30, 1995 . . 6

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

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .14

Item 4.   Submission of Matters to a Vote of Securities Holders. . . . . . . .14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .14

       SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                   PART I

Item 1.  Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended June 30, 1996, have been prepared by CompuLoan Originations, Inc. (the "Company").











                   COMPULOAN ORIGINATIONS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 1996 and December 31, 1995


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
                   Consolidated Balance Sheets

                              ASSETS

                                                         June 30,           December 31,
                                                           1996                 1995
                                                        (Unaudited)
CURRENT ASSETS

  Cash (except escrows) (Note 2)                        $    -              $  82,845
  Accounts receivable                                       7,809                -
  Pre-paid expenses                                           532               1,063

      Total Current Assets                                  8,341              83,908

NON-CURRENT ASSETS

  Pre-paid interest                                       444,086             444,086
  Note receivable - related party, net of
   allowance for bad debts of $49,900 (Note 5)            149,700             149,700
  Goodwill, net of accumulated amortization (Note 4)       56,000              64,000
  Property and equipment, net of accumulated
   depreciation (Note 3)                                  119,884             134,917
  Organization costs, net of accumulated
   amortization (Note 4)                                   14,185              16,034
  Deposits                                                 12,054              12,054

     Total Non-Current Assets                             795,909             820,791

      TOTAL ASSETS                                      $ 804,250           $ 904,699


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        June 30,            December 31,
                                                          1996                  1995
                                                      (Unaudited)
CURRENT LIABILITIES
  Bank overdraft                                      $     1,203           $      -
  Accounts payable                                        325,773               136,206
  Accrued expenses                                        411,340               192,937
  Royalty payable (Note 9)                                347,307               314,410
  Notes payable (Note 6)                                  518,500               150,000
  Notes payable - related parties (Note 7)                220,065               147,000

      Total Current Liabilities                         1,824,188               940,553

LONG-TERM LIABILITIES

  Royalty payable (Note 9)                                352,083               352,083

      TOTAL LIABILITIES                                 2,176,271             1,292,636

COMMITMENTS AND CONTINGENCIES (Note 9)                       -                     -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 10,000,000 shares
    authorized of $0.0001 par value,
    7,049,659 and 6,689,659 shares
    issued and outstanding, respectively                      705                   669
  Additional paid-in capital                            1,496,310             1,316,346
  Accumulated deficit                                  (2,869,036)           (1,704,952)

      Total Stockholders' Equity (Deficit)             (1,372,021)             (387,937)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)                 $   804,250           $   904,699

                       COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
                  Consolidated Statements of Operations



                                   For the Three Months           For the Six Months
                                      Ended June 30,                 Ended June 30,
                                   1996            1995           1996          1995

REVENUES

  Commissions                  $ 189,039       $  24,029     $   305,106     $  53,281
  Fees                             5,267           3,290          28,650         3,290
  Interest income                    147            -                272          -

     Total Revenue               194,453          27,319         334,028        56,571

EXPENSES

  Salaries and related taxes     393,758         119,796         789,318       192,602
  Rent                            69,826          37,002         139,153        49,763
  Legal and accounting            11,646           7,521          45,398         8,521
  Advertising and promotion       21,966          49,377          57,576        59,466
  Depreciation and amortization   18,109           5,963          36,025         8,854
  Commissions                      1,895             500           4,415           500
  Royalties                       14,770            -             32,898          -
  Loan costs                      41,517           2,642          98,426         3,955
  Travel                          13,639           7,434          73,091        11,792
  Insurance                       36,233           1,767          59,688         3,433
  Maintenance and repairs          7,278           2,759          11,508         4,639
  Supplies                        12,600             570          22,098         4,626
  Telephone and utilities         29,245          10,316          58,881        13,970
  Dues and licenses                5,901             329          17,214           474
  Shipping                         9,429           2,130          20,201         2,906
  Interest                        16,517             895          24,768         1,167
  Other operating expenses         2,029             132           7,454           891

     Total Expenses              706,358         249,133       1,498,112       367,559

     NET INCOME (LOSS)         $(511,905)      $(221,814)    $(1,164,084)    $(310,988)

     NET LOSS PER SHARE        $   (0.07)      $   (0.04)    $     (0.17)    $   (0.06)

                      COMPULOAN ORIGINATIONS, INC.
              (Formerly Intellichip Holdings Corporation)
        Consolidated Statement of Stockholders' Equity (Deficit)

                                                                Additional
                                         Common Stock             Paid-In      Accumulated
                                      Shares       Amount         Capital        Deficit

Balances, January 24, 1995               -      $     -      $      -       $      -

Acquisition of A+ Mortgage               -            -           11,058           -

Issuance of shares to acquire
 CompuLoan Originations, Inc.       5,150,000          515       324,485           -

Liabilities paid by officer prior
 to acquisition of CompuLoan
 Originations, Inc.                      -            -            3,557           -

Acquisition of Intellichip, Inc.      249,459           25          (125)          -

Common stock issued for cash        1,165,200          117       715,283           -

Additional paid-in capital for
 territorial rights                      -            -          199,600           -
Common stock issued for
 consulting services                  125,000           12        62,488           -

Net loss for the year ended
 December 31, 1995                       -            -             -        (1,704,952)

Balances, December 31, 1995         6,689,659          669     1,316,346     (1,704,952)

Common stock issued for cash          200,000           20        99,980           -

Common stock issued for cash           50,000            5        24,995           -

Common stock issued for cash          110,000           11        54,989           -

Net loss for the six months
  ended June 30, 1996                    -            -             -        (1,164,084)

Balances, June 30, 1996 (Unaudited) 7,049,659     $    705    $1,496,310    $(2,869,036)

                       COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
                  Consolidated Statements of Cash Flows

                                                  For the Three Months            For the Six Months
                                                     Ended June 30,                  Ended June 30,
                                                  1996            1995            1996          1995

Cash Flows From Operating Activities:
 Income (loss) from operations                  $(511,905)     $(221,814)      $(1,164,084) $(310,988)
   Depreciation and amortization                   18,109          5,963            36,025      8,854
 Changes in operating assets and liabilities:
   (Increase) decrease in pre-paid expenses          -             2,811               531     (3,721)
   (Increase) decrease in deposits                   -              (555)             -       (10,230)
   (Increase) decrease in other assets            (55,511)          -                 -          -
   (Increase) decrease in accounts receivable      (2,602)       (18,145)           (7,809)   (20,738)
   (Decrease) increase  in accounts payable        10,135         68,880           189,567     70,726
   (Decrease) increase in accrued expenses        121,588        (23,673)          218,403     13,379
   (Decrease) increase in bank overdraft            1,203           -                1,203       -
   (Decrease) increase in royalty payable          32,897           -               32,897       -

      Net Cash (Used) by Operating
       Activities                                (386,086)      (186,533)         (693,267)  (252,718)

Cash Flows from Investing Activities:
   Purchase of certificate of deposit                -              -                 -       (50,000)
   Purchases of fixed assets                       (4,358)       (29,559)          (11,143)   (93,192)
   Organizational costs                              -              -                 -       (18,497)

      Net Cash (Used) by Investing Activities      (4,358)       (29,559)          (11,143)  (161,689)

Cash Flows from Financing Activities:
   Paid in capital at inception                      -            60,146              -       322,512
   Issuance of common stock                          -              -              180,000       -
   Issuance of notes payable                      388,500         50,000           496,500    100,000
   Principal payments on notes payable               -              -              (54,935)      -

       Net Cash Provided by Financing
        Activities                                388,500        110,146           621,565    422,512

Net Increase (Decrease) in Cash and
 Cash Equivalents                                  (1,944)      (105,946)          (82,845)     8,105

Cash and Cash Equivalents at
 Beginning of Period                                1,944        114,051            82,845       -

Cash and Cash Equivalents at End of Period           -             8,105              -         8,105

                      COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
             Notes to the Consolidated Financial Statements
                   June 30, 1996 and December 31, 1995

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

        The accompanying consolidated financial statements include the accounts of Originations from January 24, 1995, the date of the formation of Financial Services, through December 31, 1995, and the period January 1, 1996 through June 30, 1996. Collectively, Originations and Financial Services are referred to herein as "the Company".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Accounting Method

        The Company's financial statements are prepared using the accrual basis of accounting. The Company has elected a calendar year end.

        b. Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had $18,235 and $8,849 of client funds held in escrow at June 30, 1996
        and December 31, 1995, respectively.   Also, the company had a certifi-
        cate of deposit in the amount of $50,000 at December 31, 1995 which collateralized a note payable with a financial institution (See Note 6).

        c. Loss Per Share

        The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

        d. Income Taxes

        At June 30, 1996 and December 31, 1995, the Company had net operating loss carryforwards of approximately $2,900,000 and $1,700,000, respectively, that may be offset against future taxable income through 2010. Because the Company cannot reasonably estimate the future benefit of this carryforward, no deferred tax asset has been reported.

                      COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
             Notes to the Consolidated Financial Statements
                   June 30, 1996 and December 31, 1995

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

                                                    June 30,         December 31
                                                      1996             1995
                                                   (Unaudited)
        Furniture, fixtures and leasehold
          improvements                             $ 31,617          $ 31,141

        Computers and equipment                     146,003           135,337

        Sub-total                                   177,620           166,478

        Less:  accumulated depreciation             (57,736)          (31,561)

        Property and Equipment, Net                $119,884          $134,917

NOTE 4 - INTANGIBLE ASSETS

       Goodwill in the amount of $80,000 resulted from the purchase of A+ Mortgage. This amount is being amortized over 5 years, resulting in amortization expense of $8,000 for the six months ended June 30, 1996 and 1995.

       Organization costs are recorded at the original cost of $20,043. These costs are being amortized over 5 years, resulting in amortization expense of $4,009 for the period ended December 31, 1995, and $2,004 for the six months ended June 30, 1996.

                      COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
             Notes to the Consolidated Financial Statements
                   June 30, 1996 and December 31, 1995

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

       During the period ending December 31, 1995, an independent represen-tative agreement was entered into with a shareholder in California. Per this agreement, the shareholder agreed to pay $199,600 for the right to act as an independent representative in Southern California and the Company agreed to pay the shareholder $100 for each broker contract and $50 for each agent contract. In addition, the commission shall be $50 for each loan that is submitted and funded by the contracted builders, real state agents and brokers. The Company shall withhold 15% of the commissions due until the shareholder's obligation is fulfilled.

NOTE 6 - NOTES PAYABLE

       Notes payable consisted of the following:

       Note payable to West One Bank,                  June 30,     December 31,
         bears an interest rate of 7%,                   1996           1995
         payable in a lump sum in                    (Unaudited)
         February of 1996, collateralized
         by certificate of deposit                   $    -        $  50,000

       Note payable to an individual,
         bears an interest rate of 18%,
         due in a lump sum in March of 1996            100,000       100,000

       Note payable to Jupiter Capital, bears
         an interest rate of 8%, payable in
         lump sums through June of 1997                418,500          -

       Total notes payable                           $ 518,500     $ 150,000

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

       Notes payable to related parties consisted of the following:

      Note payable to shareholder, bears               June 30,     December 31,
        an interest rate of 8%, payable in               1996           1995
        monthly installments of $5,000 of            (Unaudited)
        principal and interest, due May 22,
        1996, personally guaranteed by
        officers of the Company                       $ 30,065       $ 35,000

      Note payable to shareholder, bears no
        interest rate, payable in a lump
        sum in March of 1996                            27,000         27,000

      Note payable to shareholder, bears no interest
        rate, payable in a lump sum in March of 1996.   27,000         27,000

      Balance forward                                 $ 84,065       $ 89,000

                      COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
             Notes to the Consolidated Financial Statements
                   June 30, 1996 and December 31, 1995

NOTE 7 - NOTES PAYABLE - RELATED PARTIES (Continued)

                                              June 30,         December 31,
                                                1996               1995
                                             (Unaudited)

       Balance forward                         $ 84,065          $ 89,000

       Note payable to shareholder/officer,
         bears no interest rate, due on
         demand                                  63,000            50,000

       Note payable to shareholder, bears an
         interest rate of 8%, payable in monthly
         installments of $2,000 until balance
         is paid off                              8,000             8,000

       Note payable to a shareholder, bears an
         interest rate of 8%, payable in stock
         before February of 1997                 15,000              -

       Note payable to a shareholder, bears an
         interest rate of 8%, payable in a lump
         sum in March of 1997.                   50,000              -

     Total notes payable to related parties    $220,065          $147,000

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

                      COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
             Notes to the Consolidated Financial Statements
                   June 30, 1996 and December 31, 1995

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

NOTE 10 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek additional financing through equity transactions and to re-negotiate all royalty agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        On October 20, 1995, the Company completed a Stock Purchase Agreement (the "Agreement") with CompuLoan Originations, Inc., a Utah corporation ("CompuLoan"), relating to the acquisition by the Company of CompuLoan and it's subsidiaries. CompuLoan was incorporated in April 1995 and owns CompuLoan Financial Services Group, L.L.C. ("Financial Services"), which was incorporated under the laws of the State of Utah on January 24, 1995. Because the former shareholders of CompuLoan now control the Company, the acquisition under the terms of the Agreement was accounted for as a reorganization. The financial information presented herein includes the accounts of CompuLoan from January 24, 1995, the date of the formation of Financial Services, through June 30, 1996.

Results of Operations

        Total revenues of $194,453 for the three months ended June 30, 1996 ("second quarter of 1996") and $334,028 for the first six months of 1996 ("first half of 1996") represent increases of approximately 612% and 490% when compared with the three month period ended June 30, 1995 ("second quarter of 1995") and six month period ended June 30, 1995 ("first half of 1995"), respectively.
These results are due to increases in commissions and fees received during the 1996 periods which were substantially higher that the comparable 1995 periods, during which time the Company was in its initial phase of operations.
Management attributes the increases in commissions and fees to increased marketing by the Company during 1996.

        Total expenses for the second quarter of 1996 and first half of 1996 increased 184% and 308% respectively when compared to the same periods for 1995, primarily due to the Company's limited activity during the 1995 periods. Salaries and related taxes increased 229% and 310% for the second quarter of 1996 and first half of 1996, respectively, reflecting the hiring of additional personnel in 1996 as the Company expanded its marketing efforts. Rent increased 89% and 180 % for the first quarter of 1996 and first half of 1996, respec-tively, due to the Company's move to new expanded facilities. Other increases during the 1996 periods included increased legal and accounting expenses of 55% and 433% for the second quarter of 1996 and first half of 1996, respectively, primarily attributed to the Company's year-end audit, merger and related outside accounting expenses. Depreciation and amortization increased 204% and 307% for the second quarter of 1996 and first half of 1996, respectively, due to the depreciation of certain computer and office equipment in 1996. The Company also experience increases in other areas related to the Company's expanded business operations including increases in travel, insurance, supplies and telephone and utilities.

        The net loss for the second quarter of 1996 was $511,905 compared to a net loss of $221,814 for the 1995 period. The net loss for the first half of 1996 was $1,164,084 compared to a net loss of $367,559 for the first half of 1995. The increased net loss for the 1995 periods is attributed to increased operating costs.


Net Operating Losses

        The Company has accumulated approximately $2,900,000 and $1,700,000 of net operating loss carryforwards as of June 30, 1996 and December 31, 1995, respectively, which may be offset against future taxable income through the year 2010 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the Company's financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

        During the second quarter of 1996 and first half of 1996, the Company used net cash of $386,086 and $693,267, respectively, in its operating activities compared to $186,533 and $252,718 for the corresponding 1995 periods. These increases in 1996 are attributed primarily to its loss from operations. Also during the second quarter of 1996 and first half of 1996, the Company realized net cash from financing activities of $388,500 and $621,565, respec-tively, primarily from the sale of common stock and the issuance of notes. Working capital at March 31, 1996 was a negative $1,815,847 compared to a negative $856,645 at December 31, 1995. This further reduction in working capital for the first half of 1996 is attributed to the Company's operating loss, decrease in cash, and increases in accounts payable, accrued expenses and notes payable. The cash decrease from $82,645 at December 31, 1995 to $-0- on June 30, 1996 was due to increased operating costs.

        As of June 30, 1996, the Company had total assets of $804,250 and total stockholders' deficiency of $1,372,021. In comparison, as of December 31, 1995, the Company had total assets of $904,699 and total stockholders' deficiency of $387,937. The decrease of approximately 11% in total assets for the six month period ended June 30, 1996 is due to the payment of operating costs and decreased cash positions.

        The Company anticipates meeting its working capital needs during the current fiscal year partially with revenues from operations, but due to past losses the Company is also investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's services. Although management has not made any arrangements or definitive agreements, the Company is contemplating both equity and debt financing through private sources, or through the additional private placement of securities and/or a public offering, although there can be no assurance that the Company could successfully complete any such offerings. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continu-ation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

        As of June 30, 1996, the Company was not in compliance with certain net worth requirements established by the U.S. Department of Housing and Urban Development in July 1993. The Company has been advised by its independent auditors that continued noncompliance of these regulations could result in sanctions by HUD and the potential loss of future business. The Company is presently negotiating with a private investment group which would provide the necessary funding to restructure the Company's equity and come into compliance with the HUD net worth requirements. Although there can be no assurance that such funding will be obtained by the Company, management believes that the transaction could be finalized and financing made available to the Company during the second quarter of 1996.

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


Item 5.  Other Information

         On August 7, 1996, the Company filed Form S-8 issuing 350,000 shares of common stock in consideration of services rendered.


Item 6.  Exhibits and Reports on Form 8-K

         (b)    Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended June 30, 1996.


                               SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMPULOAN ORIGINATIONS, INC.



Date:  August 15, 1996                By       /S/  Leon J. Petersen
                                    Leon J. Petersen, Chairman, Chief Executive
                                                Officer and Director



Date:  August 15, 1996                By       /S/  Stuart Palmer
                                    Stuart Palmer, Chief Financial Officer and
                                           Principal Accounting Officer