Form 10QSB
period 1996-09-30
COMPULOAN ORIGINATIONS INC
filed 1996-11-20
CIK 785969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                          FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1996

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

          Class                           Outstanding as of September 30, 1996
Common Stock, $.0001 par value                         7,649,659


                        TABLE OF CONTENTS

Heading                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . 1

          Consolidated Balance Sheets -- September 30,
          1996 and December 31, 1995 . . . . . . . . . . . . . . . 2

          Consolidated Statements of Operations -- three
          months and nine months ended September 30,1996 . . . . . 4

          Consolidated Statement of Stockholders' Equity
          (Deficit). . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows -- three
          months and nine months ended September 30, 1996  . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . 8

Item 2.   Management's Discussion and Analysis and
          Results of Operations. . . . . . . . . . . . . . . . . .13

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .16

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .16

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .16

Item 4.   Submission of Matters to a Vote of
         Securities Holders  . . . . . . . . . . . . . . . . . . .16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .17

                              PART I

Item 1.  Financial Statements

     The following unaudited Consolidated Financial Statements for the period ended September 30, 1996, have been prepared by CompuLoan Originations, Inc. (the "Company").











                   COMPULOAN ORIGINATIONS, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 1996 and December 31, 1995


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
                   Consolidated Balance Sheets

                              ASSETS

                                            September 30,          December 31,
                                                1996                   1995
                                            (Unaudited)
CURRENT ASSETS

  Cash (except escrows) (Note 2)             $    -                 $  82,845
  Accounts receivable                            1,916                   -
  Pre-paid expenses                                532                  1,063

      Total Current Assets                       2,448                 83,908

NON-CURRENT ASSETS

  Pre-paid interest (Note 9)                   277,554                444,086
  Note receivable - related party,
   net of allowance
   for bad debts of $49,900 (Note 5)           149,700                149,700
  Goodwill, net of accumulated
   amortization (Note 4)                        53,333                 64,000
  Property and equipment, net of accumulated
   depreciation (Note 3)                        99,555                134,917
  Organization costs, net of accumulated
   amortization (Note 4)                        13,568                 16,034
  Deposits                                      12,054                 12,054

     Total Non-Current Assets                  605,764                820,791

      TOTAL ASSETS                           $ 608,212              $ 904,699


                   COMPULOAN ORIGINATIONS, INC.
           (Formerly Intellichip Holdings Corporation)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                September 30,       December 31,
                                                    1996                1995
                                                (Unaudited)
CURRENT LIABILITIES

  Bank overdraft                                $   27,392          $     -
  Accounts payable                                 399,247             136,206
  Accrued expenses                                 465,551             192,937
  Royalty payable (Note 9)                         362,154             314,410
  Notes payable (Note 6)                           669,500             150,000
  Notes payable - related parties (Note 7)         285,065             147,000

      Total Current Liabilities                  2,208,909             940,553

LONG-TERM LIABILITIES

  Royalty payable (Note 9)                         352,083             352,083

      TOTAL LIABILITIES                          2,560,992           1,292,636

COMMITMENTS AND CONTINGENCIES (Note 9)                -                   -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 10,000,000 shares
    authorized of $0.0001 par value, 7,649,659
    and 6,689,659 shares issued and
    outstanding, respectively                          765                 669
  Additional paid-in capital                     1,796,250           1,316,346
  Accumulated deficit                           (3,749,795)         (1,704,952)

      Total Stockholders' Equity (Deficit)      (1,952,780)           (387,937)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)           $  608,212          $  904,699


                       COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
                  Consolidated Statements of Operations

                              For the Three Months       For the Nine Months
                              Ended September 30,        Ended September 30,
                              1996            1995       1996           1995
                          (Unaudited)     (Unaudited) (Unaudited)  (Unaudited)
REVENUES

  Commissions                $  121,066     $   52,445    $  426,172     $  105,726
  Fees                           10,800           -           39,450          3,290
  Interest income                    85          1,247           357          1,247

     Total Revenue              131,951         53,692       465,979        110,263

EXPENSES

 Salaries and related taxes     274,677        320,099     1,063,995        512,701
 Rent                            71,246         58,987       210,399        108,750
 Professional fees              305,314         27,129       350,712         35,650
 Advertising and promotion       11,890         40,776        69,466        100,242
 Depreciation and amortization   16,124         10,295        52,149         19,149
 Commissions                       -             6,700         4,415          7,200
 Royalties                       15,145           -           48,043           -
 Loan costs                      29,146          5,340       127,572          9,295
 Travel                           4,762         31,433        77,853         43,225
 Insurance                       18,649         16,823        78,337         20,256
 Maintenance and repairs          1,315          5,757        12,823         10,396
 Supplies                        14,197          1,045        36,295          5,671
 Telephone and utilities         31,037         13,381        89,918         27,351
 Dues and licenses               13,327          8,920        30,541          9,394
 Shipping                         7,470          6,117        27,671          9,023
 Interest                        73,906          3,710       209,695          4,877
 Other operating expenses        13,484            139        20,938          1,030

    Total Expenses              901,689        556,651     2,510,822        924,210

     NET INCOME (LOSS)        $(769,738)     $(502,959)  $(2,044,843)     $(813,947)

     NET LOSS PER SHARE       $   (0.10)     $   (0.08)  $     (0.27)     $   (0.12)


                      COMPULOAN ORIGINATIONS, INC.
              (Formerly Intellichip Holdings Corporation)
       Consolidated Statements of Stockholders' Equity (Deficit)

                                                              Additional
                                     Common Stock               Paid-In       Accumulated
                                 Shares        Amount           Capital         Deficit

Balances, January 24, 1995          -          $  -           $    -          $    -

Acquisition of A+ Mortgage          -             -              11,058            -

Issuance of shares to acquire
 CompuLoan Originations, Inc.  5,150,000           515          324,485            -

Liabilities paid by officer prior
 to acquisition of CompuLoan
 Originations, Inc.                 -             -               3,557            -

Acquisition of Intellichip, Inc. 249,459            25             (125)           -

Common stock issued for cash   1,165,200           117          715,283            -

Additional paid-in capital for
 territorial rights                 -             -             199,600            -

Common stock issued for
 consulting services             125,000            12           62,488            -

Net loss for the period ended
 December 31, 1995                  -             -                -         (1,704,952)

Balances, December 31, 1995    6,689,659           669        1,316,346      (1,704,952)

Common stock issued for cash     200,000            20           99,980            -

Common stock issued for cash      50,000             5           24,995            -

Common stock issued for cash     110,000            11           54,989            -

Common stock issued for
 consulting services             600,000            60          299,940            -

Net loss for the nine months
  ended September 30, 1996          -             -                -         (2,044,843)

Balances, September 30, 1996
 (Unaudited)                   7,649,659     $     765       $1,796,250     $(3,749,795)


                       COMPULOAN ORIGINATIONS, INC.
                (Formerly Intellichip Holdings Corporation)
                   Consolidated Statements of Cash Flows

                                              For the Three Months             For the Nine Months
                                              Ended September 30,              Ended September 30,
                                             1996              1995           1996             1995
                                          (Unaudited)       (Unaudited)   (Unaudited)       (Unaudited)
Cash Flows From Operating Activities:
 Income (loss) from operations                $(769,738)       $(502,959)    $(2,044,843)      $ (813,947)
   Depreciation and amortization                 16,124           10,295          52,149           19,149
   Common stock issued for services             300,000             -            300,000             -
   Pre-paid interest amortization                55,511             -            166,532             -
   Loss on disposal of fixed assets               9,601             -              9,601             -
 Changes in operating assets and liabilities:
   (Increase) decrease in certificate of deposit   -              (1,247)           -              (1,247)
   (Increase) decrease in pre-paid expenses        -               1,594             531           (2,127)
   (Increase) decrease in deposits                 -              (1,825)           -             (12,055)
   (Increase) decrease in accounts receivable     5,893           20,738          (1,916)            -
   (Decrease) increase  in accounts payable      73,474          (10,614)        263,041           60,112
   (Decrease) increase in accrued expenses       54,211           36,552         272,614           49,931
   (Decrease) increase in bank overdraft         26,189             -             27,392             -
   (Decrease) increase in royalty payable        14,847             -             47,744             -

    Net Cash (Used) by Operating Activities    (213,888)        (447,466)       (907,155)       (700,184)

Cash Flows from Investing Activities:

   Purchase of certificate of deposit              -                -               -            (50,000)
   Purchases of fixed assets                     (2,112)         (55,147)        (13,255)       (148,339)
   Organizational costs                            -                -               -            (18,497)

      Net Cash (Used) by Investing Activities    (2,112)         (55,147)        (13,255)       (216,836)

Cash Flows from Financing Activities:

   Paid in capital at inception                    -                -               -            322,512
   Issuance of common stock                        -             621,378         180,000         621,378
   Issuance of notes payable                    216,000             -            712,500         100,000
   Principal payments on notes payable             -             (10,000)        (54,935)        (10,000)

       Net Cash Provided by Financing
        Activities                              216,000          611,378         837,565       1,033,890

Net Increase (Decrease) in Cash and
 Cash Equivalents                                  -             108,765         (82,845)        116,870


                       COMPULOAN ORIGINATIONS, INC.
                (Formerly Intellichip Holdings Corporation)
             Consolidated Statements of Cash Flows (Continued)

                                      For the Three Months        For the Nine Months
                                      Ended September 30,         Ended September 30,
                                      1996            1995         1996            1995
                                   (Unaudited)       Unaudited)  (Unaudited)    (Unaudited)

Cash and Cash Equivalents at Beginning
 of Period                                      -              8,105       82,845            -

Cash and Cash Equivalents at End of Period $    -          $ 116,870     $   -         $  116,870

NONCASH FINANCING ACTIVITIES

  Common stock issued for services         $ 300,000       $    -        $300,000      $     -


                       COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

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

        Since the shareholders of Originations control the Company, the acquisi-tion was accounted for as a reorganization by Originations.

        The accompanying consolidated financial statements include the accounts of Originations from January 24, 1995, the date of the formation of Financial Services, through December 31, 1995, and the period January 1, 1996 through September 30, 1996. Collectively, Originations and Financial Services are referred to herein as "the Company".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Accounting Method

        The Company's financial statements are prepared using the accrual basis of accounting. The Company has elected a calendar year end.

        b. Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had $4,400 and $8,849 of client funds held in escrow at September 30,
        1996 and December 31, 1995, respectively.   Also, the company had a
        certificate of deposit in the amount of $50,000 at December 31, 1995 which collateralized a note payable with a financial institution (See
        Note 6).

        c. Loss Per Share

        The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

        d. Income Taxes

        At September 30, 1996 and December 31, 1995, the Company had net operating loss carryforwards of approximately $3,700,000 and $1,700,000, respectively, that may be offset against future taxable income through 2010. Because the Company cannot reasonably estimate the future benefit of this carryforward, no deferred tax asset has been reported.


                       COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e. Principles of Consolidation

        The consolidated financial statements include those of Originations and its wholly-owned subsidiary, Financial Services.

        All material intercompany accounts and transactions have been eliminated.

NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Major additions and improvements are capitalized; however, minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is deter-mined using accelerated methods over the expected useful lives of the assets of five to seven years.

                                                 September 30,      December 31,
                                                     1996               1995
                                                  (Unaudited)
        Furniture, fixtures and leasehold
          improvements                            $  23,221         $  31,141

        Computers and equipment                     142,695           135,337

        Sub-total                                   165,916           166,478

        Less:  accumulated depreciation             (66,361)          (31,561)

        Property and Equipment, Net               $  99,555         $ 134,917

NOTE 4 - INTANGIBLE ASSETS

        Goodwill in the amount of $80,000 resulted from the purchase of A+ Mortgage. This amount is being amortized over 5 years, resulting in amortization expense of $12,000 for the nine months ended September 30, 1996 and 1995.

        Organization costs are recorded at the original cost of $20,043. These costs are being amortized over 5 years, resulting in amortization expense of $4,009 for the period ended December 31, 1995, and $3,006 for the nine months ended September 30, 1996.


                       COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

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

NOTE 6 - NOTES PAYABLE

      Notes payable consisted of the following:

      Note payable to West One Bank,            September 30,       December 31,
        bears an interest rate of 7%,               1996                1995
        paid off in February of 1996,           (Unaudited)
        collateralized by certificate of deposit  $   -             $  50,000

        Note payable to an individual, bears
          an interest rate of 18%, due in a
          lump sum in December of 1996             100,000            100,000

        Note payable to Jupiter Capital, bears
          an interest rate of 8%, payable in
          lump sums through June of 1997           569,500               -

        Total notes payable                       $669,500          $ 150,000

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

        Notes payable to related parties consisted of the following:

        Note payable to shareholder, bears       September 30,      December 31,
          an interest rate of 8%, payable in         1996               1995
          monthly installments of $5,000 of       (Unaudited)
          principal and interest, due December
          1996, personally guaranteed by
          officers of the Company                 $  30,065         $  35,000

        Note payable to shareholder, bears no
          interest rate, payable in a lump
          sum in December of 1996                    27,000            27,000

        Note payable to shareholder, bears no interest rate,
          payable in a lump sum in December of 1996. 27,000            27,000

        Balance forward                           $  84,065         $  89,000


                       COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

NOTE 7 - NOTES PAYABLE - RELATED PARTIES (Continued)

                                              September 30,         December 31,
                                                  1996                  1995
                                               (Unaudited)

        Balance forward                       $  84,065             $  89,000

        Note payable to shareholder, bears an
          interest rate of 8%, payable in monthly
          installments of $2,000 until balance
          is paid off                              -                    8,000

        Note payable to a shareholder, bears an
          interest rate of 8%, payable in stock
          before February of 1997                15,000                  -

        Note payable to a shareholder/officer, bears
          an interest rate of 8%, payable in a lump
          sum in March of 1997.                 186,000                50,000

        Total notes payable to related parties $285,065              $147,000

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

        Return of Capital and Guaranteed Payments to a Shareholder

        One shareholder has an agreement with the Company to receive double the amount of his initial $325,000 capital contribution. The total amount to be paid to the shareholder is to be made in twenty-four equal monthly payments. The payments to the shareholder are to start on the first day of the thirteenth month following the formation of the Company in January 1995 and continue on the first day of each succeeding twenty-three months. $650,000 has been recorded as a royalty payable with an offset to pre-paid interest. Pre-paid interest will be amortized over a three year period, from the time the original $325,000 investment was made to the time the commitment is paid off. The amortization of the pre-paid interest resulted in interest expense of $205,914 for the period ended December 31, 1995 and $166,532 for the nine months ended September 30, 1996


                       COMPULOAN ORIGINATIONS, INC.
               (Formerly Intellichip Holdings Corporation)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

        The agreement also states that when the aforementioned "return of capital and guaranteed payments" have been totally paid to the share-holder, the royalty payments shall immediately be reduced to five percent of gross revenues.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    On October 20, 1995, the Company completed a Stock Purchase Agreement (the "Agreement") with CompuLoan Originations, Inc., a Utah corporation ("CompuLoan"), relating to the acquisition by the Company of CompuLoan and it's subsidiaries. CompuLoan was incorporated in April 1995 and owns CompuLoan Financial Services Group, L.L.C. ("Financial Services"), which was incorporated under the laws of the State of Utah on January 24, 1995. Because the former shareholders of CompuLoan now control the Company, the acquisition under the terms of the Agreement was accounted for as a reorganization. The financial information presented herein includes the accounts of CompuLoan from January 24, 1995, the date of the formation of Financial Services, through December 31, 1995, and the period January 1, 1996 through September 30, 1996.

Results of Operations

    Total revenues of $121,066 for the three months ended September 30, 1996 ("third quarter of 1996") and $426,172 for the first nine months of 1996 ("first nine months of 1996") represent increases of approximately 131% and 303% when compared with the three month period ended September 30, 1995 ("third quarter of 1995") and nine month period ended September 30, 1995 ("first nine months of 1995"), respectively. These results are due to increases in commissions and fees received during the 1996 periods which were substantially higher that the comparable 1995 periods, during which time the Company was in its initial phase of operations. Management attributes the increases in commissions and fees to increased marketing by the Company during 1996.

    Total expenses for the third quarter of 1996 and first nine months of 1996 increased 62% and 172% respectively when compared to the same periods for 1995, primarily due to the Company's limited activity during the 1995 periods. Although salaries and related taxes increased 108% for the first nine months of 1996 compared to the 1995 period, reflecting the hiring of additional personnel to handle the Company's expanded marketing efforts, salaries and related taxes decreased 14% in the third quarter of 1996 due to a reduction of personnel and elimination of a processing center. Rent increased 21% and 93 % for the third quarter of 1996 and first nine months of 1996, respectively, due to the Company's move to new expanded facilities. Other increases during the 1996 periods included increased professional fees of 1025% and 884% for the third quarter of 1996 and first nine months of 1996, respectively, primarily attributed to year end audit and legal fees associated with the Agreement and year-end closing. Depreciation and amortization increased 57% and 172% for the third quarter of 1996 and first nine months of 1996, respectively, due to additional depreciation of certain new computer and office equipment in 1996. The Company also experienced increases in other areas directly related to the Company's expanded business operations including increases in insurance, supplies and telephone and utilities.
Travel expenses also increased 80% for the first nine months of 1996, although for the third quarter of 1996 travel expenses decreased 85% due to a change of marketing emphasis to magazine advertisements, direct mail and fax back advertising methods instead of travel. Loan costs increased 446% and 1272% for the third quarter of 1996 and first nine months of 1996, respectively, due to the increase in volume of loans for 1996 and the method of
accounting for 1995.   Also, interest expense increased from $3,710
to $73,906 for the third quarter of 1996 and from $4,877 to $209,695 for the first nine months of 1996 due to the California note receivable write-off and recognition of interest on notes payable.

    The net loss for the third quarter of 1996 was $769,738 compared to a net loss of $502,959 for the 1995 period. The net loss for the first nine months of 1996 was $2,044,843 compared to a net loss of $813,947 for the first nine months of 1995. The increased net loss for the 1995 periods is attributed to the increase in salaries and related taxes reflected by the increase in employees, the increase in professional fees and the increases in loan costs and interest.

Net Operating Losses

    The Company has accumulated approximately $3,700,000 and $1,700,000 of net operating loss carryforwards as of September 30, 1996 and December 31, 1995, respectively, which may be offset against future taxable income through the year 2010 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the Company's financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

    During the third quarter of 1996 and first nine months of 1996, the Company used net cash of $213,888 and $907,155, respectively, in its operating activities compared to $447,466 and $700,184 for the corresponding 1995 periods. The increase for the first nine months of 1996 is attributed primarily to its loss from operations, although this was partially offset during the third quarter of 1996 by the issuance of shares of common stock for services rendered to the Company. Cash flow from investing activities in 1996 were minimal ($2,112 for the third quarter of 1996 and $55,147 for the first nine months of 1996) compared to the 1995 periods, primarily the purchase of fixed assets in 1995 valued at $148,339 and the purchase of a $50,000 certificate of deposit in 1996.

    Also during the third quarter of 1996 and first nine months of 1996, the Company realized net cash from financing activities of $216,000 and $837,565, respectively, compared to $611,378 and $1,033,890 for the corresponding 1995 periods. The decrease for the third quarter was due to issuance of common stock in 1995 valued at $621,378. The decrease for the first nine months of 1996 is attributed to the $712,500 issuance of notes payable in 1996 and the decrease in the issuance of common stock for the 1996 period.

    Working capital at September 30, 1996 was a negative $2,206,461 compared to a negative $856,645 at December 31, 1995. This further reduction in working capital for the first nine months of 1996 is attributed to the Company's operating loss, decrease in cash, and increases in accounts payable, accrued expenses and notes payable. The cash decrease from $82,645 at December 31, 1995 to $-0- on September 30, 1996 was due to the use of working capital and lack of sufficient sales.

    At September 30, 1996, the Company had total assets of $608,212 and total stockholders' deficiency of $1,952,780. In comparison, at December 31, 1995, the Company had total assets of $904,699 and total stockholders' deficiency of $387,937. The 33% decrease in total assets for the nine month period ended September 30, 1996 is due to depreciation and amortization of assets.

    The Company anticipates meeting its working capital needs
during the remainder of the current fiscal year partially with revenues from operations, but due to past losses the Company is also investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's services. Although management has not made any arrangements or definitive agreements, the Company is contemplating both equity and debt financing through private sources, or through the additional private placement of securities and/or a public offering, although there can be no assurance that the Company could
successfully complete any such offerings.   If the Company's
operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations and services which could result in the loss of current customers. The continuation of the Company as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

    As of September 30, 1996, the Company was not in compliance with certain net worth requirements established by the U.S. Department of Housing and Development in July 1993. The Company has been advised by its independent auditors that continued noncompliance of these regulations could result in sanctions by HUD and the potential loss of future business. The Company is presently negotiating with a private investment group which would provide the necessary funding to restructure the Company's equity and come into compliance with the HUD net worth requirements. Although there can be no assurance that such funding will be obtained by the Company, management believes that the transaction could be finalized and financing made available to the Company during the third quarter of 1996.

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


Item 5.  Other Information

    On September 15, 1996, Leon J. Petersen resigned his position as CEO, Chairman of the Board as well as a member of the Board of Directors. James R. Jeppson is now the President, CEO and Chairman of the Board of Directors.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended September 30, 1996.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMPULOAN ORIGINATIONS, INC.



Date:  November 20, 1996                    By   /S/  James R. Jeppson
                                       James R. Jeppson, Chairman,
                                       Chief Executive Officer and
                                       Director



Date:  November 20, 1996               By  /S/  Stuart Palmer
                                       Stuart Palmer, Chief
                                       Financial Officer and
                                       Principal Accounting Officer