Form 10KSB
period 1998-12-31
COMPULOAN ORIGINATIONS INC
filed 1999-11-02
CIK 785969

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.

                            FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 1998

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


	Commission File No.  033-02248-FW

                     	Compuloan Originations, Inc.
         	(Exact name of Registrant as specified in its charter)

		       UTAH       	                                75-2072205
		(State or other jurisdiction of	                 (IRS Employer
		incorporation or organization)                  	Identification No.)

      	  6975 South Union Park Center #600, Salt Lake City, Utah 84047
	              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   [ X ] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [     ]

Revenue for the year ended December 31, 1998:   $ 0.

As of October 20, 1999 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of October 20, 1999 the number of shares outstanding of the Registrant's Common Stock was 7,800,659.






                                  	PART I



ITEM 1.  DESCRIPTION OF BUSINESS

	Compuloan Originations, Inc.  ("the Company")was organized in April 1995 in the State of Utah under the name "Intellichip Holdings Corporation"
Subsequently, the name was changed to "Compuloan Originations, Inc." in connection with the stock purchase of Compuloan Financial Services, L.L.C. a
Utah company organized in January of 1995.  Although originally formed to engage in promoting and providing commercial and residential mortgages, the company's management anticipates merging with an as yet unidentifie siness in the future.

	The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

	The Company currently operates from the office of the Company's President and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

	None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

	None - not applicable




                               	PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
   	     RELATED STOCKHOLDER MATTERS

	Because this report is being prepared in 1999, the Company has not been able to obtain any reliable trading history for the period reported.  During the year ended December 31, 1998 there appeared to be little or no trading in the stock of the Company.  As of October 20, 1999, the Company had approximately
342 shareholders of record.

	The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        	AND RESULTS OF OPERATIONS

Financial Condition

	The Company had no revenue during the year ended December 31, 1998. Total stockholders' equity was $(915,692), as compared to $(874,070) at December
31, 1997. The Company has no operating capital for future operations.

Liquidity and Capital Resources

	The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire.  At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.  There is no guarantee that the
Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

	The Company reported a net loss of $(41,622) for the year ended December 31, 1998, compared to a loss of $(41,622) for the previous year. The
Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is minimum state income taxes, professional fees, and directors fees.


ITEM 7.  FINANCIAL STATEMENTS

(a)(1)	The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

	Independent Auditors' Report

	Balance Sheets as of December 31, 1998.

	Statements of Operations for the years ended December 31, 1998 and December 31, 1997.

	Statement of Stockholders' Equity for the period from December 31, 1996 to December 31, 1998.

	Statement of Cash Flows for the years ended December 31, 1998 and December 31, 1997.

	Notes to Financial Statements.

  (2)	Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.




                                	PART III



ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

	    				            Age  	      	Director
	Name			           (1999)		       Since	        	Position with the Company

James Jeppson 			    54		          1995	       	 President, CEO and Director
278 West Hillside Circle
Alpine  UT 84004


ITEM 9.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

	During the current fiscal year, no one in the Company's management received compensation.

Employment Agreements and Other Compensation Arrangements

	There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

	There is currently no compensation paid to non-employment directors.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      		Amount and Nature
   	Name and Address	     Of Beneficial	         Percent of
	of Beneficial Owner	        Ownership      	       Class

James Jeppson	                  	0      	            	0 %
278 West Hillside Circle
Alpine  UT 84004



Item 11.  Certain Relationships and Related Transactions

	Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

Item 12.  Exhibits, and Reports on Form 8-K

(A)	Exhibits

		Exhibit
		No.	                   Description

		23.01	Consent of Crouch, Bierwolf & Chisholm

		27.01	Financial Data Schedule

(b)	The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

							Compuloan Originations, Inc.

							By:	James Jeppson

							/s/	James Jeppson

Dated:	October 20, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE		TITLE	DATE

/s/ James Jeppson		President and Director
 		(Principal Executive and
		 Financial Officer)	October 20, 1999





INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Consolidated Financial Statements:

	Consolidated Balance Sheet - December 31, 1998.

	Consolidated Statements of Operations - For the years ended December 31, 1998 and December 31, 1997.

	Consolidated Statements of Stockholders' Equity - For the period from December 31, 1996 to December 31, 1998.

	Consolidated Statements of Cash Flows - For the years ended December 31, 1998 and December 31, 1997.

	Notes to Consolidated Financial Statements










                            	INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Compuloan Originations, Inc.

We have audited the accompanying consolidated balance sheet of Compuloan Originations, Inc. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compuloan Originations, Inc. as of December 31, 1998 and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
October 20, 1999



                      Compuloan Originations, Inc.
                      Consolidated Balance Sheet


	ASSETS

                                               				           			December 31,
					                                                            			1998



TOTAL ASSETS				                                         			$        	-


	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable				                                      				832,448
     Accrued interest								                                       83,244

     Total Liabilities		                                     						915,692

STOCKHOLDERS' EQUITY

     Common stock, $.0001 par value;
     10,000,000 shares authorized;
     7,800,659 shares issued
      and outstanding 	                                         							780

     Additional paid-in capital			                           					1,796,250

     Retained Deficit		                                  						 	(2,712,722)

     Total Stockholders' Equity 			                         			 			(915,692)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY			 	                              		$        	-



                     Compuloan Originations, Inc.
                	Consolidated Statements of Operations



			 	     	 	                              	 	         For the Years Ended
                     						  	                     						December 31,
							                                      				     1998      		      1997

REVENUES		                              								$	       -   		$	        -

EXPENSES
     General & Administrative	 		       						           	-   		         	-

     TOTAL EXPENSES				                            							-           				-

Net Loss From Operations	       			     	 					         	 -   	          -

OTHER (EXPENSES)
     Interest Expense	 		       	   						           	(41,622	)   		(41,622	)

     TOTAL OTHER (EXPENSES)							                 			(41,622	)		  	(41,622)

NET LOSS	   			     	    		            				          	(41,622	)	  		(41,622)

LOSS PER SHARE					                             						$		(0.00)    $		(0.00)

WEIGHTED AVERAGE SHARES
     OUTSTANDING												                         	7,800,659			 7,800,659


                             Compuloan Originations, Inc.
                    	Consolidated Statement of Stockholders' Equity For the years ended December 31, 1998 and 1997


	                                           				  Additional
	                               Common Stock		     Paid-in		     Retained
	                             Shares		   Amount		 Capital		       Deficit

Balance as of
December 31, 1996		           7,800,659	$	780	$	1,796,250	$	(2,629,463)

Net (loss) 		                      -    		-   		-   		(41,622)

Balance as of
December 31, 1997	              	7,800,659		780		1,796,250		(2,671,085)

Net (loss)                        		-   		-   		-   		(41,622)

Balance as of
December 31, 1998		             7,800,659	$	780	$	1,796,250	$	(2,712,707)



                        Compuloan Originations, Inc.
	                  Consolidated Statements of Cash Flows


                            						                   		For the years ended
                                        										         December 31,
                                                   							1998     		1997

Cash Flows from Operating Activities

	Net loss						                                   			$	(41,622)	$	(41,622)
	Less non-cash items:
   	Increase in accrued interest			            	       				41,622 		41,622

Net Cash Provided (Used) by
		Operating Activities		                                   						-   		-

Cash Flows from Investing Activities	              		        					-   		-

Cash Flows from Financing Activities
	Cash from stock issuance		                                 						-   		-

	Net Cash Provided (Used) by
		Financing Activities			                             	       				-   		-

Increase in Cash		                                           						-   		-

Cash and Cash Equivalents at
 	Beginning of Period				                                      				-   		-

Cash and Cash Equivalents at
	End of Period				                                            			$	-   	$	-

Supplemental Cash Flow Information:
	Cash paid for:
		Interest				                                       		      	$	-       	$	-
		Income taxes				                                   		      	$	-       	$	-






                            Compuloan Originations, Inc.
                 	Notes to the Consolidated Financial Statements
	                              December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    	Organization

	The consolidated financial statements presented are those of Compuloan Originations, Inc. (Originations). Originations was incorporated in April of 1995 under the laws of the State of Utah as Intellichip Holdings Corporation. Originations owns Compuloan Financial Services Group, L.L.C. (Financial Services), which was incorporated under the laws of the State of Utah on January 24, 1995. These two companies were organized to conduct and promote the service of providing commercial and residential mortgages lop, own and operate computer loan origination systems.

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

	There have been no significant operations since 1996.

b.     	Recognition of Revenue

	The Company recognized income and expense on the accrual basis of accounting

c.	Earnings (Loss) Per Share

	The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.	Provision for Income Taxes

	No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $2,712,707 that will be offset against future taxable income. These NOL carry forwards will begin to expire in 2010. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.



                       Compuloan Originations, Inc.
              	Notes to the Consolidated Financial Statements
                          	December 31, 1998

d.	Provision for Income Taxes (continued)

	Deferred tax assets and the valuation account is as follows at December 31,
1998

                       							December 31,
								                          1998
	Deferred tax asset:
	   NOL carry forward					$      922,000

	Valuation allowance					       (922,000)

	Total							             $          -

e.	Use of Estimates in the Preparation of Financial Statements

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

f.	Principals of Consolidation

	The consolidated financial statements include those of Compuloan Originations, Inc. and it's wholly owned subsidiary Compuloan Financial Services Group, L.L.C. All intercompany transactions and balances have been eliminated in the consolidation.

NOTE 2 - GOING CONCERN

	The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - ACCOUNTS PAYABLE

		The accounts payable of the Company represents liabilities outstanding since 1996.  The Company has not had contact with their creditors for a number of years, and it is presumed that some or most of the liabilities, except the tax liabilities have been written off and will not have to be paid.  The Company is presenting its entire list of payables, including accrued interest,  as liabilities in case all of the payments have to be made, but Company management estimates that most of the liabilities will be
o a small fraction of their original amount or settled either by Company management personally, stock conversion, or payment by third party.  It is not possible to estimate the ultimate gain from such negotiation at this time.









We hereby consent to the use of our audit report of Compuloan Originations, Inc. dated October 20, 1999 for the year ended December 31, 1998 in the Form 10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
October 29, 1999