Form 10QSB
period 1999-03-31
COMPULOAN ORIGINATIONS INC
filed 1999-11-02
CIK 785969

FORM 10-QSB

                    	SECURITIES AND EXCHANGE COMMISSION
                          	Washington D.C.  20549

              	Quarterly Report Under Section 13 or 15 (d)
                 	Of the Securities Exchange Act of 1934


	For Quarter Ended        March 31, 1999

	Commission File Number    033-02248-FW


                 	    COMPULOAN ORIGINATIONS, INC.
      	(Exact name of registrant as specified in its charter)


	         UTAH                                   75-2072205
	(State or other jurisdiction of               (IRS Employer
	incorporation or organization)               Identification No.)


                 	6975 SOUTH UNION PARK DRIVE  #600
            	       SALT LAKE CITY, UTAH  84047
             	(Address of principal executive offices)


Registrant's telephone number
including area code                          	          (801) 256-9600


             	    489 Sullivan Avenue, South Windsor CT 06074
               	Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

      	Yes       No X

and (2) has been subject to such filing requirements for the past 90 days.
	Yes X    No


               	              7,800,659
                    	(Number of shares of common
                     	stock the registrant had
                     	outstanding as of October 20, 1999)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

	The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information misleading.

	In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and changes in its financial position from December 31, 1998 through March 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           Compuloan Originations, Inc.
                           Consolidated Balance Sheet


ASSETS

	                  							                 March 31,	   December 31,
              								                      1999     	         1998
									                                 (unaudited)
CURRENT ASSETS

 	Cash							                          	$     -        $      -

	TOTAL CURRENT ASSETS					              $     -        $      -



                    	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

	Accounts Payable 						                $  832,448     $   832,448
	Accrued Interest						  	                  93,650	         83,244

	Total Current Liabilities                926,098          915,692


STOCKHOLDERS' EQUITY

	Common Stock 10,000,000 shares
	   authorized at $.0001 par value;
	   7,800,659 shares issued and outstanding			   780	               780
	Capital in Excess of Par Value				          1,796,250              1,796,250
	Accumulated Deficit During Development Stage (2,723,128)         (2,712,722)

	Total Stockholders' Equity					               (926,098)            (915,692)

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$     -            $        -


                      Compuloan Originations, Inc.
                Consolidated Statements of Operations
                            (unaudited)


                                    					For the Three  		For the Three
				                                    	Months Ended   		Months Ended
					                                    March 31,      		March 31,
					                                     1999            1998

REVENUE	                               		$	     -        	$	-

EXPENSES

	Dues and Fees 	                             	 		-        		-
	Interest			                               	10,406    	    10,406

            Total Expenses		 		             10,406 		      10,406

NET INCOME (LOSS) - Before Taxes	   		$	   (10,406)    	$	(10,406)

Taxes			                                      	-    	        -

INCOME (LOSS)			                     $     (10,406)   	$  (10,406)

Loss Per Common Share	             		$   	     -      	$     -

Average Outstanding Shares		            		7,800,659			    7,800,659

                        Compuloan Originations, Inc.
                    Consolidated Statements of Cash Flows
                                  (unaudited)

					                              For the Three 	          		For the Three
					                              Months Ended			            Months Ended
		                              			March 31,               			March 31,
					                              1999            		         1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
		Net Income (Loss)             			$	(10,406)	                $	(10,406)
		(Increase) Decrease
		  in Interest Receivable		           		-                        		-
		  in Accounts Payable/Accrued
     Interest  	                      10,406 	                  	 10,406
				    		                                -    		                    -

CASH FLOWS FROM
	INVESTING ACTIVITIES			    	              -    	           	        -

CASH FLOWS FROM
	FINANCING ACTIVITIES	    	  	             -    	 	                  -
				     		                                -                   		    -

INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS		                  		-                       		-

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD	             -     	                  	-

CASH AND CASH EQUIVALENTS
	AT END OF PERIOD	             	  $         -              	$  	     -

CASH PAID DURING THE PERIOD FOR:
		Interest		                     	$	        -              	$       	-
		Income Taxes		                  $        	-     	         $        	-



                          Compuloan Originations, Inc.
                 Notes to the Consolidated Financial Statements
                               March 31, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

		Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1999 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Liquidity and Capital Resources. The Registrant had approximately $0 as operating capital at March 31, 1999, compared to $0 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

	Results of Operation. Due to the lack of operations during the quarter ended March 31, 1999, the registrant had net loss of $(10,406), compared to net loss of $(10,406) for the same period last year.

	Plan of Operations.  The Company is currently in the process of looking for business opportunities to acquire or merge with.  There is no guarantee that management will be successful in finding such an opportunity.  The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the
Company intends to raise operational capital through private placements.

		PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.                             						None
Item 2.	Changes in Securities.					                          None
Item 3.	Defaults Upon Senior Securities.				                 None
Item 4.	Submission of Matters to a Vote of Security Holders.	None
Item 5.	Other Information.				                             		None
Item 6.	Exhibits and Reports on Form 8-K.	                			None


                               SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated October 20, 1999
                        				Compuloan Originations, Inc.

					                       /s/ James Jeppson