Form 10QSB
period 1999-06-30
COMPULOAN ORIGINATIONS INC
filed 1999-11-02
CIK 785969

FORM 10-QSB

                    	SECURITIES AND EXCHANGE COMMISSION
                          	Washington D.C.  20549

                  	Quarterly Report Under Section 13 or 15 (d)
                    	Of the Securities Exchange Act of 1934


                    	For Quarter Ended        June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

      	Yes X   No

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

	In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and changes in its financial position from March 31, 1999 through June 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                        Compuloan Originations, Inc.
                         Consolidated Balance Sheet


ASSETS
                           				                   June 30,	   December 31,
                      						                      1999  	         1998
									                                        (unaudited)
CURRENT ASSETS

 	Cash							                              	$         -       $    -

	TOTAL ASSETS			                         			$         -       $    -


	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

	Accounts Payable 			                   			$      832,448     $    832,448
	Accrued Interest						  	                        104,05	           83,244
	Total Current Liabilities					                  936,504           915,692


STOCKHOLDERS' EQUITY

	Common Stock 10,000,000 shares
	   authorized at $.0001 par value;
	   7,800,659 shares issued and outstanding		       780	               780
	Capital in Excess of Par Value				            1,796,250         1,796,250
	Accumulated Deficit During Development Stage	  (2,733,534)     (2,712,722)

	Total Stockholders' Equity			            		     (936,504)        (915,692)

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$     -             $    -

                         Compuloan Originations, Inc.
                     Consolidated Statements of Operations
                                (unaudited)



					For the Three  		For the Three  	  For the Six          For the Six
					Months Ended 	  	Months Ended    	Months Ended          Months Ended
		  		June 30,    	    June 30,		       June 30,               June 30,
	       1999             1998      	      1999                   1998


REVENUE			$	-        	$	-    	$          -              $	 -

EXPENSES

	Interest	 10,406   		10,406 	            20,812          20,812
	Dues and Fees	-        -                   -               -
	Total
 Expense			10,406 	  	10,406 	            20,812          20,812

NET INCOME
(LOSS) -
Before
Taxes			$	    (10,406)	$		(10,406)	$	(20,812)	$	(20,812)

	Taxes		 	  - 	    -   		              -    		            -

INCOME
(LOSS)		$  (10,406)	  $(10,406	) 	$  (20,812) $  (20,812)

Loss Per Common
 Share	$    -     	   $    -    		$ 	   -    	$    -

Average
Outstanding
Shares			7,800,659 		    7,800,659			     7,800,659		    7,800,659

                   Compuloan Originations, Inc.
                 Consolidated Statements of Cash Flows
                              (unaudited)


				                                          For the Six         For the Six
				                                          Months Ended       Months Ended
				                                         	June 30,         		June 30,
					                                         1999               1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
		Net Income (Loss)		                       	$	(20,812)	$	(20,812)
		Increase (Decrease)
		  in Accounts Payable/Accrued Interest	 	     	20,812 		20,812
		Interest receivable	                       	   -      	       -
				    		                                       -            		-

CASH FLOWS FROM
	INVESTING ACTIVITIES		       		                 -    		        -
				      		                                     -            		-
CASH FLOWS FROM
	FINANCING ACTIVITIES	       	                   -     	        -
					                                           	-  	      	    -
INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS		                        		-      	      	-

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD	  		               -     	        -

CASH AND CASH EQUIVALENTS
	AT END OF PERIOD	          	         	  $       -    	  $       -

CASH PAID DURING THE PERIOD FOR:
		Interest		                             $	      -      	$       	-
		Income Taxes (Including
		    Interest & Penalties)	         		  $       	-      	$     	-


                         Compuloan Originations, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

		Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1999 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Liquidity and Capital Resources. The Registrant had approximately $(936,504) as operating capital at June 30, 1999, compared to $(894,880) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

	Results of Operation. Due to the lack of operations during the quarter ended June 30, 1999, the registrant had net loss of $(10,406), compared to net loss of $(10,406) for the same period last year. The registrant had net loss of $(20,812) for the six months ended June 30, 1999, compared to $(20,812) for the same period last year.

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


Dated October 29, 1999
                        				Compuloan Originations, Inc.

					                       /s/ James Jeppson